Form 10-Q
period 1996-06-30
TELEPORT COMMUNICATIONS GROUP INC
filed 1996-08-12
CIK 1012099

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

OR
                 TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from
                              --------------------------------------------------

Commission file number        0-20913
                      ----------------------------------------------------------

                      TELEPORT COMMUNICATIONS GROUP INC.
- --------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

    DELAWARE                                    13-3173139
- --------------------------------------------------------------------------------
(STATE OF OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
OR ORGANIZATION)                                IDENTIFICATION NO.)


              ONE TELEPORT DRIVE, STATEN ISLAND, NEW YORK  10311
- --------------------------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                (718) 355-2000
- --------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X       No
     -------        -------

Number of outstanding shares of Registrant's Common Stock as of August 7, 1996:
27,601,263 shares of Class A Common Stock and 131,274,632 shares of Class B Common Stock.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                      JUNE 30,    DECEMBER 31,
                                                        1996          1995
                                                    ------------  -------------
                                                    (Unaudited)
                 ASSETS
Current assets:
     Cash and cash equivalents                        $   46,060      $  11,862
                                                      ----------     ----------
     Accounts receivable:
         Trade--net of allowance for
          doubtful accounts ($4,868 in
          1996 and $1,161 in 1995)                        41,966         26,196
         Related parties                                   2,528          4,640
         Miscellaneous--net of
          allowance for doubtful
          accounts ($1,730 in 1996 and
          $543 in 1995)                                    6,103          2,037
                                                      ----------     ----------
               Accounts receivable--net                   50,597         32,873
                                                      ----------     ----------
     Subscription receivable (received
      July 2, 1996)                                    1,357,400             --
                                                      ----------     ----------
     Prepaid expenses                                      7,821          4,939
                                                      ----------     ----------
     Other current assets                                  1,657            532
                                                      ----------     ----------
               Total current assets                    1,463,535         50,206
                                                      ----------     ----------
Fixed assets--at cost:
               Communications network                    997,030        492,858
               Other                                      75,586         52,795
                                                      ----------     ----------
                                                       1,072,616        545,653
      Less accumulated depreciation and
       amortization                                     (188,064)      (113,202)
                                                      ----------     ----------
               Fixed assets--net                         884,552        432,451
                                                      ----------     ----------
Investment in unconsolidated affiliates                   16,112         99,299
                                                      ----------     ----------
Goodwill--net of accumulated
 amortization                                             46,666         27,008
                                                      ----------     ----------
Other assets                                               9,551          5,829
                                                      ----------     ----------
               Total assets                           $2,420,416      $ 614,793
                                                      ==========     ==========


LIABILITIES AND STOCKHOLDERS' EQUITY AND PARTNERS' DEFICIT

Current liabilities:

  Accounts payable and accrued
   liabilities                                        $  191,082      $  92,104
  Current portion of capital lease
   obligations ($16,017 in 1996 and
   $3,338 in 1995
     with related parties)                                19,083          4,354
  Redemption proceeds due - treasury
   stock  (paid July 2, 1996)                            121,025             --
  Short-term bank debt                                   250,000             --
  Other current liabilities                                2,035            831
                                                      ----------     ----------
               Total current liabilities                 583,225         97,289
                                                      ----------     ----------
  Capital lease obligations ($33,296 in
   1996 and $10,017 in 1995 with
   related parties)                                       39,540         11,964
  Subordinated note to related party                      26,000             --

  Subordinated debt to parents                                --        269,000

  Senior notes                                           300,000             --

  Senior discount notes                                  625,000             --

  Unamortized notes costs                                (27,017)            --

  Long-term bank debt                                         --         87,500

  Other liabilities                                       10,414         19,283
                                                      ----------     ----------
               Total liabilities                       1,557,162        485,036
                                                      ----------     ----------
 Minority  interest                                       18,099          4,409
                                                      ----------     ----------

Stockholders' equity and partners'
 deficit:

   Common Stock, Class A $.01 par
    value:450,000,000 shares
    authorized, 27,601,263 shares
    issued and outstanding at June
    30, 1996; and Common Stock,
    $1.00 par value: 3,000 shares
    authorized, 1,667 shares issued
    and outstanding at December 31,
    1995                                                     276              2
   Common Stock, Class B $.01  par
    value: 300,000,000 shares
    authorized, 139,250,370
    shares issued and 131,274,632
    shares outstanding at June 30,
    1996; and zero at  December
    31, 1995                                               1,393             --
    Additional paid-in capital                         1,169,108        195,388

    Accumulated deficit                                 (204,597)       (65,648)
    Partners' deficit                                         --         (4,394)
                                                      ----------     ----------
                                                         966,180        125,348

Less cost of Class B Common Stock held
 in treasury, 7,975,738 shares at June
 30, 1996 and zero at December 31, 1995                 (121,025)            --
                                                      ----------     ----------
        Total stockholders' equity  and
         partners' deficit                               845,155        125,348
                                                      ----------     ----------
Total liabilities and stockholders'
 equity and partners' deficit                         $2,420,416      $ 614,793
                                                      ==========     ==========


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

             TELEPORT COMMUNICATIONS GROUP INC.  AND  SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                   JUNE 30,                    JUNE 30,
                                                   --------                    --------
                                              1996          1995          1996          1995
                                        -------------   -----------   -----------   -----------

Revenues:
     Telecommunications services          $    45,164   $    32,076   $    84,717   $    61,931
     Management and royalty fees from
      affiliates                               11,923         6,771        22,805        13,708
                                          -----------   -----------   -----------   -----------
Total revenues                                 57,087        38,847       107,522        75,639
                                          -----------   -----------   -----------   -----------

Expenses:
     Operating                                 33,421        21,948        62,336        43,025
     Selling, general and administrative       15,578        11,484        29,380        23,603
     Depreciation and amortization             14,110         8,178        26,959        15,475
                                          -----------   -----------   -----------   -----------
Total expenses                                 63,109        41,610       118,675        82,103
                                          -----------   -----------   -----------   -----------
Operating loss                                 (6,022)       (2,763)      (11,153)       (6,464)
                                          -----------   -----------   -----------   -----------

Interest:
     Interest income                            1,480           919         2,670         2,025
     Interest expense ($5,498 and
      $4,943 for the three months
      ended June 30, 1996 and
      1995 and $10,851 and $9,020
      for the six months ended
      June 30, 1996 and 1995,
      respectively, with
      related  parties)                        (9,474)       (5,535)      (17,622)      (10,135)
                                          -----------   -----------   -----------   -----------

Total interest                                 (7,994)       (4,616)      (14,952)       (8,110)
                                          -----------   -----------   -----------   -----------

Loss before minority interest, equity
 in losses of unconsolidated
 affiliates and income taxes                  (14,016)       (7,379)      (26,105)      (14,574)
Minority interest                                 706           161           856           362
Equity in losses of unconsolidated
 affiliates                                    (5,866)       (4,487)      (12,394)       (8,698)
                                          -----------   -----------   -----------   -----------
Loss before provision for income taxes        (19,176)      (11,705)      (37,643)      (22,910)
Provision for income taxes                       (567)           --          (792)         (335)
                                          -----------   -----------   -----------   -----------

Net loss                                  $   (19,743)  $   (11,705)  $   (38,435)  $   (23,245)
                                          ===========   ===========   ===========   ===========

Loss per common share                     $     (0.27)  $     (0.17)  $   (0.54)    $     (0.33)
                                          ===========   ===========   ===========   ===========
Weighted average number of shares
 outstanding                               72,930,110    70,000,140    71,465,125    70,000,140
                                          ===========   ===========   ===========   ===========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND PARTNERS' DEFICIT
                     FOR THE SIX MONTHS ENDED JUNE 30,1996
                                  (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                            COMMON
                             COMMON STOCK    STOCK       ADDITIONAL      ACCUMULATED       PARTNERS'      TREASURY
                               CLASS A      CLASS B    PAID-IN-CAPITAL     DEFICIT          DEFICIT         STOCK          TOTAL
                             -----------   ----------  ---------------  ---------------   ------------   ------------   ----------
Balance at January 1, 1996          $  2           --       $  195,388        $ (65,648)       $(4,394)            --     $125,348

Issuance of 27,025,000
 shares of Class A
 Common Stock, net of
 issuance costs of
 $24.8 million                       270           --          407,374               --             --              --     407,644

Conversion of and 42,000
 to 1 stock split of
 $1.00 par value
 Common Stock to
 139,250,370 shares of
 Class B Common Stock
 as part of the
 Reorganization                       (2)      $1,393          296,245         (100,514)         4,394              --     201,516

Purchase of 7,975,738
 shares of Class B
 Common Stock from
 Continental
 Cablevision, Inc.                    --           --               --               --             --      $ (121,025)   (121,025)

Conversion of Parental
 Subordinated Debt plus
 accrued interest of
 $20.6 million to equity              --           --          263,602               --             --              --     263,602

Issuance of 576,263 shares
 of Class A Common Stock
 to purchase the minority
 interests in a Local
 Market Partnership                    6           --            6,499               --             --              --       6,505

Net loss                              --           --               --          (38,435)            --             --      (38,435)
                             -----------   ----------  ---------------  ---------------   ------------   ------------   ----------

Balance at June 30, 1996            $276       $1,393       $1,169,108        $(204,597)       $    --      $(121,025)    $845,155
                             ===========   ==========  ===============  ===============   ============   ============   ==========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)



                                                             SIX MONTHS ENDED
                                                                 JUNE 30,
                                                                 -------
                                                             1996        1995
                                                          ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                               $ (38,435)  $ (23,245)
   Adjustments to reconcile net loss to
    net cash provided by operating
    activities:
         Depreciation and amortization                       26,959      15,475
         Equity in losses of
          unconsolidated affiliates                          12,394       8,698
         Amortization of deferred
          credits                                            (1,183)     (1,153)
         Provision for losses on
          accounts receivable                                 1,143         359
   Minority interest                                           (856)       (362)
   (Increase) decrease in operating
    assets and increase (decrease) in
    operating liabilities, net of the
    effects from the purchase of the
    Local Market Partnerships:
         Accounts receivable                                 (5,314)     (2,554)
         Other assets                                           434        (667)
         Accounts payable and accrued
          liabilities                                        14,004      22,758
         Deferred credits                                       931       4,024
                                                          ---------   ---------
                 Net cash provided by
                  operating activities                       10,077      23,333
                                                          ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures for
     communications network                                 (75,436)    (83,098)
    Investment in unconsolidated
     affiliates - cash component                                 --     (33,910)
    Due from related parties                                (23,037)         --
    Purchase of a Local Market
     Partnership interest                                   (11,618)         --
    Investment in unconsolidated                            (10,057)         --
     affiliate
    Capital contributions to Local
     Market Partnerships prior to                           (16,435)         --
     Reorganization
                                                          ---------   ---------
                Net cash used for
                 investing activities                      (136,583)   (117,008)
                                                          ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of long-term
     debt                                                   162,500     101,500
    Principal payments on capital leases                     (1,796)     (1,168)
    Capital contributions from minority
     partners                                                    --       1,777
                                                          ---------   ---------
                Net cash provided by
                 financing activities                       160,704     102,109
                                                          ---------   ---------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                               34,198       8,434
CASH AND CASH EQUIVALENTS, BEGINNING
   OF THE PERIOD                                             11,862      26,000
                                                          ---------   ---------
CASH AND CASH EQUIVALENTS, END OF THE
 PERIOD                                                   $  46,060   $  34,434
                                                          =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION-
  Cash paid during the period for
   interest                                               $   4,508   $   5,916
                                                          =========   =========
NON CASH TRANSACTIONS
  Fixed assets acquired under capital
   leases                                                 $      60   $   1,163
                                                          =========   =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                  (UNAUDITED)


1.    BASIS OF PRESENTATION

          In the opinion of Teleport Communications Group Inc. (together with its wholly owned subsidiaries and its majority owned subsidiaries "TCGI" or the "Company"), the accompanying consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 1996 and the Company's results of operations and cash flows for the six months then ended.

     The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results expected for the full year.

2.   SIGNIFICANT ACCOUNTING POLICIES

     Consolidation

     The consolidated balance sheet includes the accounts of TCGI's wholly owned and majority owned subsidiaries at June 30, 1996. Minority interest represents other partners' interest in TCG Seattle and TCG San Francisco as of June 30, 1996. The statements of operations and of cash flows include equity in losses of unconsolidated affiliates for all the Local Market Partnerships except for TCG St. Louis. As of and for the period ended December 31, 1995, the balance sheet, statements of operations and of cash flows include the combined accounts of TCGI and TCG Partners. Minority interest represents another partner's equity in TCG St. Louis at December 31, 1995. Investments in which TCGI held less than a 50 percent interest are accounted for under the equity method. (See Note 4 - Reorganization)

     The accompanying financial statements include the accounts of TCGI and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted. These consolidated financial statements and notes should be read in conjunction with the combined financial statements of Teleport Communications Group Inc. and Subsidiaries and TCG Partners and the combined financial statements of the Local Market Partnerships to be acquired by Teleport Communications Group Inc., included as part of TCGI's Prospectus, dated June 27, 1996, with respect to its Class A Common Stock and filed with TCGI's Registration Statement on Form S-1 (File No. 333-3850).

  Net Loss Per Share

  Net loss per common share was determined by dividing net loss by the weighted average number of common shares outstanding for the period. The computation of fully diluted net loss per share was antidilutive in each of the periods presented; therefore, the amounts reported as primary and fully diluted are the same.

  As part of the Reorganization, TCGI declared a 42,000 to 1 stock split. All per share amounts and numbers of shares have been restated to reflect the stock split retroactive for the periods presented.

  Reclassification

  Certain 1995 amounts have been reclassified to conform with the 1996 presentation.

3.  OFFERINGS

     On June 27, 1996, TCGI issued 27,025,000 shares of Class A Common Stock which resulted in gross proceeds of approximately $432.1 million (the "Stock Offering"), and $300 million of Senior Notes and $1,073 million of Senior
Discount Notes as part of an initial public offering (the "Offerings").   The
Offerings of the Senior Notes and the Senior Discount Notes resulted in aggregate gross proceeds of $925 million. The gross proceeds of

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED JUNE 30, 1996 - CONTINUED
                                  (UNAUDITED)


the Offerings (approximately $1.3 billion) were received by TCGI on July 2, 1996, and are classified as a subscription receivable on the June 30, 1996 consolidated balance sheet. TCGI also recognized a liability of approximately $46.8 million which was paid to the underwriters on July 2, 1996. In July, 1996, TCGI utilized a portion of the net proceeds of the Offerings to (i) repay $250 million of bank indebtedness plus accrued interest and (ii) purchase 7,975,738 shares of Class B Common Stock owned by Continental Cablevision, Inc. for $16.00 per share less related expenses for a net cost of $121 million. The remaining funds will be used to expand and develop existing and new networks and for general corporate and working capital purposes.

4.   REORGANIZATION

          Prior to the Offerings, TCGI was owned by subsidiaries of Cox Communications, Inc. ("Cox") (approximately 30%), TCI Communications, Inc. ("TCI") (approximately 30%), Comcast Corporation ("Comcast") (approximately 20%) and Continental Cablevision, Inc. ("Continental") (approximately 20%) (collectively the "Cable Stockholders"). The business was operated through TCGI and, beginning in 1992, TCG Partners, which is a New York general partnership owned prior to the Reorganization (as hereinafter defined) by the Cable Stockholders in the same percentages as TCGI. TCG Partners was formed to invest, with TCGI, the Cable Stockholders and other cable operators, in 14 partnerships (the "Local Market Partnerships") to develop and operate local telecommunications networks. The Local Market Partnerships were owned by TCGI, and/or TCG Partners, and certain of the Cable Stockholders which have cable operations in the particular market addressed by the Local Market Partnerships and, in some cases, other cable operators in such market. To simplify this complex ownership structure, TCGI and the Cable Stockholders agreed to consolidate the ownership of TCG Partners and of the Local Market Partnerships as wholly owned subsidiaries of TCGI. As part of this process, certain of the other cable operators agreed to sell their interests in the Local Market Partnerships to TCGI directly or through a Cable Stockholder.

          Reorganization Transactions Consummated Prior to or in Connection with the Offerings.

          In connection with the Offerings, TCGI and the Cable Stockholders entered into a reorganization agreement (the "Reorganization Agreement") pursuant to which TCGI, TCG Partners and the Local Market Partnerships were or are expected to be reorganized (the "Reorganization"). The principal transactions comprising the Reorganization that have occurred are:

     . The acquisition by TCGI of TCG Partners in exchange for Class B Common Stock issued to the Cable Stockholders.

     . The acquisition by TCGI of all of the interests in 12 of the 14 Local Market Partnerships in exchange for Class B Common Stock issued to the Cable Stockholders and Class A Common Stock issued to other cable operators.

     . The contribution to TCGI of $269.0 million in aggregate principal amount of indebtedness, plus accrued interest from May 1995, owed by TCGI to the Cable Stockholders (except that TCI retained a $26 million subordinated note of TCGI) in exchange for Class B Common Stock issued to the Cable Stockholders.

     . In connection with Continental's announced proposed merger with US West, Inc., the purchase by TCGI of 7,975,738 shares (out of 25,761,330 shares) of Class B Common Stock owned by Continental at a price per share equal to $16.00 per share of the Class A Common Stock offered in the Stock Offering, less the applicable underwriting discount and a pro rata portion of the registration fees, representing an aggregate purchase price of $121 million.

      In consideration of the transfer by each of the Cable Stockholders of its respective interests in TCG Partners and the Local Market Partnerships and the contribution to TCGI of the indebtedness described above, the Company issued immediately prior to the Offerings 69,250,230 additional shares of Class B Common Stock to the Cable Stockholders.

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED JUNE 30, 1996 - CONTINUED
                                  (UNAUDITED)


      Reorganization Transactions After the Offerings.

      Pursuant to the Reorganization, TCG Partners and 12 of the 14 Local Market Partnerships have become wholly owned subsidiaries of TCGI. In addition, TCI has agreed to transfer its interests in TCG Seattle and TCG San Francisco to the Company at the earliest time such transactions can be accomplished.
Furthermore, TCI has acquired the 22.9% and 22.2% minority partnership interests in TCG San Francisco and TCG Seattle, respectively, formerly held by Viacom Telecom, Inc., which interests TCI is required to transfer to TCGI. The issuance of shares of Class B Common Stock to TCI assumes that, subsequent to the Offerings, TCI will contribute its current partnership interests in TCG Seattle and TCG San Francisco, and that TCI will acquire and contribute to TCGI the partnership interests of Viacom Telecom, Inc. in TCG Seattle and TCG San Francisco.

      In addition, TCI will be issued 638,862 shares of Class A Common Stock in consideration for the transfer to TCGI of the partnership interest which TCI acquired from MicroNet, Inc. in TCG San Francisco. TCI also has an agreement to acquire a 4.2% partnership interest in TCG San Francisco from InterMedia Partners. TCI has informed TCGI that it expects to acquire such partnership interest by the end of August 1996, subject to normal closing conditions and the consent of local franchising authorities. At such time as TCI acquires such partnership interest, TCI is required to transfer such interest to TCGI in consideration of the issuance to TCI of 372,666 shares of Class A Common Stock upon such transfer.

      As of June 30, 1996, TCI, Cox, Comcast and Continental owned 37.2%, 29.8% 19.5% and 13.6%, respectively, of the Company's Class B Common Stock, representing 36.4%, 29.2%, 19.1% and 13.3%, respectively, of the combined voting power of the Company's Common Stock.

      Unaudited pro forma financial information for the three-month and six-month periods ended June 30, 1996 and 1995, as if the Reorganization had occurred at the beginning of each of the respective periods but without giving pro forma effect to the Offerings, is as follows:

                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                    JUNE 30,                      JUNE 30,
                                          ----------------------------  ----------------------------
                                              1996           1995           1996           1995
                                          -------------  -------------  -------------  -------------

Revenues                                  $     65,114   $     43,227   $    123,236   $     82,928
                                          -------------  -------------  -------------  -------------

Expenses:
 Operating                                      40,647         26,583         77,118         51,314
 Selling, general and administrative            22,119         16,458         42,792         33,129
 Depreciation and amortization                  22,601         13,215         43,883         24,666
                                          -------------  -------------  -------------  -------------
   Total expenses                               85,367         56,256        163,793        109,109
                                          -------------  -------------  -------------  -------------

Operating loss                                 (20,253)       (13,029)       (40,557)       (26,181)

Interest:
 Interest income                                   633          1,387          1,614          2,556
 Interest expense                               (5,446)        (2,692)       (10,935)        (4,456)
                                          -------------  -------------  -------------  -------------
   Total interest                               (4,813)        (1,305)        (9,321)        (1,900)
                                          -------------  -------------  -------------  -------------
 Loss before minority interest, equity
  in losses of unconsolidated
  affiliates and income taxes                  (25,066)       (14,334)       (49,878)       (28,081)
Minority interest                                1,034            742          2,049          1,413
Equity in losses of unconsolidated
 affiliates                                       (340)          (349)          (645)          (799)
                                          -------------  -------------  -------------  -------------
Loss before provision for income taxes         (24,372)       (13,941)       (48,474)       (27,467)
Provision for income taxes                        (567)            --           (792)          (335)
                                          -------------  -------------  -------------  -------------

Net loss                                  $    (24,939)  $    (13,941)  $    (49,266)  $    (27,802)
                                          =============  =============  =============  =============
    Loss per common share                       $(0.19)        $(0.11)        $(0.37)        $(0.21)
                                          =============  =============  =============  =============
    Weighted average number of shares
     outstanding                           131,850,895    131,850,895    131,850,895    131,850,895
                                          =============  =============  =============  =============

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED JUNE 30, 1996 - CONTINUED
                                  (UNAUDITED)


     The weighted number of shares are calculated as if the Cable Stockholders had converted their shares to Class B Common Stock, from the beginning of each of the periods presented. Also included is the Class A Common Stock issued to purchase the minority interests in a Local Market Partnership.

     After giving effect on a pro forma basis to both the Reorganization and the Stock Offering, as if they had taken place on January 1, 1995, loss per common share would have been $0.16 and $0.31 for the three and six months ended June 30, 1996, respectively, and $0.09 and $0.17 for the three and six months ended June 30, 1995, respectively, using a weighted average number of shares of 158,875,895.

     After giving effect on a pro forma basis to both the Reorganization and the Offerings, as if they had taken place on January 1, 1995, loss per common share would have been $0.32 and $0.63 for the three and six months ended June 30, 1996, respectively, and $0.25 and $0.49 for the three and six months ended June 30, 1995, respectively, using a weighted average number of shares of 158,875,895.

5.   SUBSEQUENT EVENTS

     TCGI owns 49% of the outstanding stock of Comcast CAP of Philadelphia, Inc. ("Comcast CAP"), which owns, on a fully diluted basis, 51% of the outstanding stock of Eastern TeleLogic Corporation ("ETC"), a competitive access provider in the Philadelphia metropolitan area. The minority shareholders of ETC have the right to require ETC to buy their shares at a price based on the fair market value of such shares, on a fully diluted basis, as determined by agreement among the parties or, in the absence of such agreement, by the determination of independent investment banking firms. If ETC does not make the required payment after the exercise of this put right, the minority shareholders have the right to force a sale of the stock or assets of ETC and may gain voting control of ETC. Comcast CAP and the minority shareholders of ETC have agreed to permit the minority shareholders to accelerate their put rights and to initiate the appraisal process in connection with the exercise of such put rights by the minority shareholders.

     In April 1996, TCGI and Comcast entered into an agreement pursuant to which TCGI agreed that, upon exercise of put rights by the minority shareholders of ETC, or in the event of any other sale by the minority shareholders of ETC to Comcast, TCGI would acquire, on terms and for a price yet to be negotiated, all of the direct and indirect interests in ETC not currently owned by TCGI, subject to regulatory approval. Any agreement between Comcast CAP or Comcast and the minority shareholders of ETC regarding the acquisition of their shares must be on terms and conditions acceptable to TCGI. Because the appraisal process to determine the value of the interests of the minority shareholders of ETC has not been completed, the Company cannot predict what value would be determined for purposes of the put payments by ETC. While the Company cannot predict whether it will acquire such interests or the price of such interests, the Company estimates that the cost of acquiring all of the interests in ETC not currently owned by it would exceed $100 million.

     During July 1996, TCGI repaid $250 million of bank indebtedness with the proceeds of the Offerings. Due to this repayment, TCGI is not currently required under its Revolving Credit Agreement to enter into interest rate swap arrangements. Accordingly, TCGI terminated four interest rate swap arrangements, which were due to mature in 1997, for a gain of approximately $1.5 million.

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                 ITEM 2:  MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS
- ---------------------

 Revenue

 Total revenues increased to $57.1 million and $107.5 million for the three and six months ended June 30, 1996 from $38.8 million and $75.6 million, representing increases of $18.3 million and $31.9 million, or 47% and 42%, respectively. Telecommunications services revenue increased to $45.2 million and $84.7 million for the three and six months ended June 30, 1996, from $32.1 million and $61.9 million, for the three and six months ended June 30, 1995, representing increases of $13.1 million and $22.8 million, or 41% and 37%, respectively. Revenue increases occurred in every revenue category, most significantly in switched services. These increases in revenues are a result of increased market penetration primarily in TCGI's existing markets as well as expansion into new markets.

 Management and royalty fees from the Local Market Partnerships increased to $11.9 million and $22.8 million for the three and six months ended June 30, 1996, from $6.8 million and $13.7 million for the three and six months ended June 30, 1995, representing increases of $5.1 million and $9.1 million, or 75% and 66%, respectively. The fees are directly related to operating and administrative support services provided by TCGI to unconsolidated Local Market Partnerships. The increases in management fees revenue for the three and six months ended June 30, 1996, as compared to the similar periods in 1995, are due to the continuing support provided to TCGI's unconsolidated Local Market Partnerships. As of July 1, 1996, these fees are no longer reflected as revenue due to the consolidation of these Local Market Partnerships as a result of the Reorganization.

 On a pro forma basis, had telecommunications services revenue generated by unconsolidated Local Market Partnerships been included in the prior periods' financial statements, total revenues would have increased to $65.1 million and $123.2 million for the three and six months ended June 30, 1996 from $43.2 million and $82.9 million for the three and six months ended June 30, 1995, reflecting increases of $21.9 million and $40.3 million, or 51% and 49%, respectively. This revenue growth is a direct result of increased market penetration of all telecommunications service offerings in existing markets and the addition of new markets. On a pro forma basis, annualized monthly recurring revenue increased to approximately $245.9 million for the month of June 30, 1996, from $159.7 million for the comparable period in 1995, an increase of $86.2 million, or 54%. Monthly recurring revenue represents monthly service charges billable to telecommunications services customers for the month indicated, but excluding non-recurring revenues for certain one-time services, such as installation fees or equipment charges.

 On a pro forma basis, switched service revenue increased 82% and 74%, for the three and six months ended June 30, 1996, respectively, from the similar periods in 1995 and represented 40% and 33% of total revenue as of June 30, 1996 and 1995. Increased monthly dedicated services revenue, as well as sales growth in enhanced switched services products to new customers, also contributed to overall switched services revenue growth. On a pro forma basis, dedicated services revenue increased 35% and 36% for the three and six months ended June 30, 1996, respectively.

Operating Expenses

 TCGI, in order to be consistent with industry standards, has reclassified certain compensation and overhead expenses, related to engineering, customer service and new technology, from selling, general and administrative to operating expense. Operating expenses increased to $33.4 million and $62.3 million for the three and six months ended June 30, 1996, from $21.9 million and $43.0 million for the three and six months ended June 30, 1995, increases of $11.5 million and $19.3 million, or 53% and 45%, respectively. These increases are directly related to the costs associated with the expansion of TCGI's networks. These expenses include costs specifically associated with network operations including compensation costs for technical personnel, access, rights-of-way, node, rent and maintenance expenses. On a pro forma basis, operating expenses increased to $40.6 million and $77.1 million for the three and six months ended June 30, 1996, from $26.6 million and $51.3 million for the three and six months ended June 30, 1995, increases of $14.0 million and $25.8 million, or 53% and 50%, respectively. On a pro forma

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                 ITEM 2:  MANAGEMENT DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED



basis, operating expenses are approximately 62% of revenue for the three and six months ended June 30, 1996 and 1995.

Selling, General and Administrative

 TCGI, in order to be consistent with industry standards, has reclassified certain compensation and overhead expenses related to engineering, customer service and new technology, from selling, general and administrative to operating expense. Selling, general and administrative expenses increased to $15.6 million and $29.4 million for the three and six months ended June 30, 1996, from $11.5 million and $23.6 million for the three and six months ended June 30, 1995, an increase of $4.1 million and $5.8 million, or 36% and 25%, respectively. These increases are attributable to the costs required to maintain an infrastructure which supports the continued expansion of the Company's networks, the introduction of new services and the delivery of high levels of customer service. These costs include compensation, occupancy, insurance, professional fees, and sales and marketing expenses. On a pro forma basis, selling, general and administrative expenses increased to $22.1 million and $42.8 million for the three and six months ended June 30, 1996, from $16.5 and $33.1 million for the three and six months ended June 30, 1995, an increase of $5.6 million and $9.7 million, or 34% or 29%, respectively.

EBITDA

 EBITDA (earnings (loss) before interest, taxes, depreciation, amortization, minority interest and equity in losses of unconsolidated affiliates) increased to $8.1 million and $15.8 million for the three and six months ended June 30, 1996, from $5.4 million and $9.0 million for the three and six months ended June 30, 1995, an increase of $2.7 million and $6.8 million, or 50% and 76%, respectively. These increases are primarily attributable to increases in dedicated and switched services revenues as well as increased management fee revenue from Local Market Partnerships for support services. Furthermore, TCGI has obtained increased efficiencies through greater automation and through lower access costs. On a pro forma basis, EBITDA increased to $2.3 million and $3.3 million for the three and six months ended June 30, 1996, from $.2 million and ($1.5) million for the three and six months ended June 30, 1995, increases of $2.1 million and $4.8 million, respectively. The Local Market Partnerships, included in the pro forma financial data to reflect the Reorganization, have negative EBITDA due to the start-up or rapid expansion of the networks of such Local Market Partnerships.

Depreciation and Amortization Expense

 Depreciation and amortization expense increased to $14.1 million and $27.0 million for the three and six months ended June 30, 1996, from $8.2 million and $15.5 million for the three and six months ended June 30, 1995, increases of $5.9 million and $11.5 million, or 73% or 74%, respectively. These increases are primarily attributable to increased depreciation related to the expansion of the Company's local telecommunications networks nationally and to changes in the estimated useful lives of certain electronics equipment, which were made during 1995 in order to conform with industry standards. On a pro forma basis, depreciation and amortization expense increased to $22.6 million and $43.9 million for the three and six months ended June 30, 1996 from $13.2 million and $24.7 million for the three and six months ended June 30, 1995, increases of $9.4 million and $19.2 million, or 71% and 78%, respectively.

Interest Income

 Interest income increased to $1.5 million and $2.7 million for the three and six months ended June 30, 1996, from $0.9 million and $2.0 million for the three and six months ended June 30, 1995, increases of $0.6 million and $0.7 million, or 67% and 35%, respectively.

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                 ITEM 2:  MANAGEMENT DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED



Interest Expense

 Interest expense increased to $9.5 million and $17.6 million for the three and six months ended June 30, 1996, from $5.5 million and $10.1 million for the three and six months ended June 30, 1995, increases of $4.0 million and $7.5 million, or 73% and 74%, respectively. These increases resulted from borrowings under the Revolving Credit Agreement and increased borrowings under the Stockholders Loan Agreement, as well as increased capitalized lease obligations.

Equity in Losses of Unconsolidated Affiliates

 Equity in losses of unconsolidated affiliates increased to $5.9 million and $12.4 million for the three and six months ended June 30, 1996 from $4.5 million and $8.7 million for the three and six months ended June 30, 1995, increases of $1.4 million and $3.7 million, or 31% and 42%, respectively. These increases are directly attributable to the development and operation of 13 Local Market Partnerships and TCGI's equity share in the losses of ETC.

Net Losses

 Net losses were $19.7 million and $38.4 million for the three and six months ended June 30, 1996, respectively. These are increases of $8.0 million and $15.2 million from net losses of $11.7 million and $23.2 million for the three and six months ended June 30, 1995, respectively. The increases in net losses are attributable to the factors discussed previously. On a pro forma basis, net losses increased to $24.9 million and $49.3 million for the three and six months ended June 30, 1996, from $13.9 million and $27.8 million for the three and six months ended June 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

 As of June 30, 1996, TCGI had total assets of approximately $2.4 billion, an increase of approximately $1.8 billion from $615 million as of December 31, 1995. This growth is primarily attributable to the Offerings which occurred on June 27, 1996, whereby TCGI issued 27,025,000 shares of Class A Common Stock, $300 million Senior Notes and $1,073 million of Senior Discount Notes for aggregate gross proceeds of approximately $1.3 billion. These proceeds were received by TCGI on July 2, 1996 and are classified as a subscription receivable on the June 30, 1996, balance sheet. The Company's current assets of approximately $1.5 billion exceed current liabilities of $583 million, providing working capital of approximately $881 million. Network and equipment, net of depreciation aggregates $885 million. These assets include $470 million of assets of the Local Market Partnerships which TCGI acquired from the Cable Stockholders pursuant to the Reorganization (See Note 4 - Reorganization).

 Prior to the Offerings, growth had been funded primarily by the Cable Stockholders through equity contributions, and through a loan facility aggregating $269 million borrowed by TCGI under the Stockholders Loan Agreement, as well as through $250 million in borrowings under the Revolving Credit Agreement. Pursuant to the Reorganization, the $269 million of aggregate principal amount of indebtedness (plus $20.6 million of accrued interest as of June 27, 1996) was contributed by the Cable Stockholders to capital in exchange for Class B Common Stock. Additionally, the $250 million of indebtedness under the Revolving Credit Agreement was repaid in July 1996 from the proceeds of the Offerings. TCGI plans to utilize the credit facility under the Revolving Credit Agreement, of which $250 million is currently available, to supplement TCGI's funding requirements related to its network expansion.

 The Company has incurred significant net operating losses resulting from the development and operation of new networks. TCGI expects that such losses may continue to increase as TCGI emphasizes the development, construction and expansion of its networks and builds its customer base and that while cash provided by operations

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                 ITEM 2:  MANAGEMENT DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED



may be sufficient to fund modest incremental growth it may not be sufficient to fund the extensive expansion and development of networks as currently planned.

 Net cash provided by financing activities for the six months ended June 30, 1996 and 1995 was $160.7 million and $102.1 million, respectively, comprised primarily of borrowings under the Revolving Credit Agreement and the Stockholder Loan Agreement. Net cash provided by operating activities was $10.1 million and $23.3 million for the six months ended June 30, 1996 and 1995, respectively. Net cash used for investing activities was $136.6 million and $117.0 million for the six months ended June 30, 1996 and 1995, respectively.
As of June 30, 1996, cash and cash equivalents were $46.1 million and the Revolving Line of Credit was fully utilized for $250 million (subsequently repaid in full in July 1996).

 On a pro forma basis, TCGI made capital expenditures of $127 million and $133.9 million for the six months ended June 30, 1996 and 1995, respectively. The Company anticipates that capital expenditures will be approximately $375 million in the aggregate in 1996 and $450 million in the aggregate in 1997, primarily for the expansion, development and construction of its networks, the acquisition and deployment of switches and expansion of operating support systems.

 For the six months ended June 30, 1996, TCGI has expanded its route and fiber miles 6% and 13%, respectively. The Company has also increased the metropolitan areas and the buildings its serves by 6% and 27%, respectively, for the six months ended June 30, 1996.

 The Company believes that the net proceeds from the Offerings and the amount of credit available under the Revolving Credit Agreement will be adequate for its 1996 and 1997 funding requirements. However, the Company's financing strategy is to remain financially flexible to market opportunities which are consistent with the Company's long range growth plans.

 The incurrence of long term indebtedness by TCGI in an amount in excess of $1 billion is subject to certain state regulatory approvals in New York and New Jersey. The Company has filed petitions for orders from such state regulatory authorities that will permit TCGI to expand TCGI's borrowing authority to $2 billion. The Company expects that the proceeds of the Offerings and internally generated cash flow will be sufficient to meet its capital needs until such state regulatory approvals have been obtained. While all past petitions by TCGI to the relevant New York and New Jersey state regulatory authorities to incur indebtedness have been approved routinely, there can be no assurances that the Company's current petitions before such authorities will be similarly approved. Senior Discount Notes aggregating up to $253 million in accreted value will be subject to mandatory redemption at a redemption price of 101% of the accreted value thereof as of the redemption date in the event that such state regulatory approvals are not obtained by March 29, 1997 or petitions for such approvals are denied.

 The Company from time to time evaluates acquisitions and investments in light of the Company's long range plans. The Company may have future opportunities with certain of its Cable Stockholders to invest in additional markets as a minority partner or shareholder as well as opportunities as a managing partner or controlling shareholder in new or existing telecommunications ventures which are consistent with the Company's business plans (See Note 4 - Reorganization). The Company expects to continue to build on its existing relationships with cable television providers and other strategic customers, suppliers and telecommunications carriers. Such acquisitions, investments and strategic arrangements, if available, could use a material portion of the Company's financial resources following the Offerings and may accelerate the need for raising additional capital in the future.

 Earnings before fixed charges were insufficient to cover fixed charges for the six months ended June 30, 1996 and 1995, by $38.5 million and $23.3 million, respectively. On a pro forma basis, the Company's earnings would have been insufficient to cover fixed charges for the six months ended June 30, 1996 and 1995, by $50.5 million and $28.9 million, respectively.

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                 ITEM 2:  MANAGEMENT DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED



 For a period of time, the Company will have excess liquidity as a result of the Offerings. The Company has invested these funds in short term, interest bearing money market funds until such funds are used to fund the capital investments and operating needs of the Company's business.

 On August 1, 1996, the Federal Communications Commission (the "FCC") voted to adopt an order and associated rules to implement Sections 251 and 252 of the Telecommunications Act of 1996 which govern the interconnection of competitive local exchange carriers ("CLECs"), such as TCGI, and the incumbent local exchange carriers ("ILECs"). The full text of the FCC's order was published on August 8, 1996; but as of the date of this filing the Company has not had sufficient time to analyze the order and determine if it could have a material effect on the Company. Additionally, it is not possible to predict whether the Company or any other party will petition the FCC for reconsideration or appeal, or if such actions would materially change the order or associated rules. These rules will govern the arbitration actions to be conducted by state public utility commissions in the event that a CLEC and ILEC cannot voluntarily negotiate an interconnection arrangement. TCGI has negotiated interconnection arrangements with BellSouth Corp. (covering nine states) and Pacific Bell (covering California), continues to negotiate with GTE Corp., Southern New England Telecommunications Corp. and five Regional Bell Operating Companies, and has filed petitions in 22 states seeking public utility commission arbitration. However, until the negotiations or arbitrations are concluded, it is not possible to determine whether and to what degree the FCC's rules and their implementation by state public utility commissions may have a material effect on TCGI.

 This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are inherently uncertain. Actual results and events may differ significantly from those discussed in such forward-looking statements. In addition to other information discussed herein, factors that might cause or contribute to such differences include the risks and uncertainties set forth under the caption "Risk Factors" in the Prospectuses, dated as of June 27, 1996, relating to the Company's Class A Common Stock and to the Company's Senior Notes and Senior Discount Notes, included in the Company's Registration Statements on Form S-1 (File Nos. 333 - 3850 and 333 - 3984).

                                    PART II
                              - OTHER INFORMATION



ITEM 1:  LEGAL PROCEEDINGS

  None

ITEM 2:  CHANGES IN SECURITIES

 Prior to the consummation of the Offerings, TCGI amended its Amended and Restated Certificate of Incorporation to change its authorized capital stock to 900 million shares, including 450 million shares of Class A Common Stock, $.01 par value per share, 300 million shares of Class B Common Stock, $.01 par value per share and 150 million shares of preferred stock, $.01 par value per share. As of June 30, 1996, there was no preferred stock outstanding and TCI, Cox, Continental and Comcast owned of record all of the outstanding shares of Class B Common Stock of 131,274,632. TCGI has issued and outstanding 27,601,263 shares of Class A Common Stock.

 Each share of Class A Common Stock entitles the holder to one vote and each share of Class B common stock entitles the holder to 10 votes on each matter to be voted upon by the holders of the Common Stock.

ITEM 3:  DEFAULTS UPON SENIOR SECURITY

  None

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None

ITEM 5:  OTHER INFORMATION

  None

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

             a. Exhibits:

Exhibit No.
- -----------

*2.1    Reorganization Agreement, dated as of April 18, 1996
*3.6    Amended and Restated Certificates of Incorporation of TCGI, as
        revised
*3.7    Amended and Restated By-laws of TCGI, as revised
*4.2    Form of Amended and Restated Stockholders' Agreement
        (incorporated  by reference to Exhibit E of Exhibit 2.1 hereof)
*4.3    Form of Indenture between TCGI and United States Trust Company of New York, as Trustee, relating to the 11 1/8% Senior Discount Notes due 2007 of TCGI
*4.4    Form of Indenture between TCGI and United States Trust Company of New York, as Trustee, relating to 9 7/8% Senior Notes due 2006 of
        TCGI
*4.5    Form of Stock Certificate for Teleport Communications Group,
        Inc.
*10.1   New York Franchise Agreement, dated May 2, 1994, as amended
*10.2   Participation Agreement, dated May 15, 1984
*10.3   Agreement of Lease, dated May 15, 1984, as amended
*10.4   Keepwell Agreement, dated June 7, 1984, as amended
*10.5   Agreement of Lease with Teleport Associates, dated November 10,
        1987
*10.6 Agreement of Sublease between Merrill Lynch/WFC/L, Inc. and TC Systems, Inc. dated January 30, 1990
*10.7   Loan Agreement, dated May 5, 1993
*10.8   Amendment No. 1 to Loan Agreement, dated March 1, 1994
*10.9   Amendment No. 2 to Loan Agreement, dated October 23, 1994

*10.10 Amendment No. 3 to Loan Agreement, dated February 15, 1995 *10.11 Loan Agreement, dated May 22, 1995 and related documents
*10.12  Amendment No. 1 to Loan Agreement, dated May 31, 1996
*10.13 Teleport Communications Group Inc. 1992 Unit Appreciation Plan *10.14 Teleport Communications Group Inc. 1993 Unit Appreciation Plan *10.15 Teleport Communications Group Inc. 1993 Stock Option Plan, as
        amended
*10.16  Form of Teleport Communications Group Inc. Employee Stock
        Purchase Plan
*10.17 Deferred Compensation Plan of Teleport Communications Group Inc. *10.18 Make-up Plan of Teleport Communications Group Inc. for the
        Retirement Savings Plan
*10.19 Teleport Communications Group Inc. 1996 Equity Incentive Plan *10.20 Robert Annunziata Employment Agreement, dated December 18,
        1992, as amended
*10.21  John A. Scarpati Employment Agreement, dated July 12, 1994, as amended
*10.22  Robert C. Atkinson Employment Agreement, dated July 12, 1994, as amended
*10.23  Stuart A. Mencher Employment Agreement, dated July 12, 1994, as amended
*10.24  Alf T. Hansen Employment Agreement, dated July 12, 1994, as amended
*10.25  Partnership Agreement of TCG Detroit, dated as of November 1,
        1993
*10.26 Amended and Restated Partnership Agreement of TCG Los Angeles, dated as of March 1, 1994
*10.27  Partnership Agreement of TCG Pittsburgh, dated as of March 1,
        1994
*10.28 Partnership Agreement of TCG San Diego, dated as of June 1, 1994 *10.29 Partnership Agreement of TCG San Francisco, dated as of January
        1, 1994, as amended
*10.30 Partnership Agreement of TCG Seattle, dated as of January 1, 1994, as amended
*10.31 Agreement among Teleport Communications Group Inc. and Comcast Corporation, dated April 18, 1996
*10.32 First Amendment to the Teleport Communications Group Inc. 1993 Stock Option Plan
*10.33 Second Amendment to the Teleport Communications Group Inc. 1993 Stock Option Plan
*10.34 Letter of Intent between Viacom Telecom, Inc. and Teleport Communications Group Inc., dated as of May 30, 1996.
*10.35 Letter of Intent between Viacom Telecom, Inc. and Teleport Communications Group Inc., dated as of May 30, 1996
*10.36 First Amendment to the Teleport Communications Group Inc. 1996 Equity Incentive Plan
*10.37 Stockholders' Agreement of Comcast CAP of Philadelphia, Inc. dated as of June 30, 1993
 11.00  Computation of Loss Per Common Share
 27.00  Financial Data Schedule



 *Incorporated by reference to the corresponding exhibit of TCGI's Registration Statements on Form S-1 (File Nos. 333-3850 and 333-3985)

  b. None

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.


                                    TELEPORT COMMUNICATIONS GROUP INC.

Dated:  August 12, 1996
                                    By: /s/ John A. Scarpati
                                        --------------------------

                            Name:       John A. Scarpati
                            Title:      Senior Vice President and Chief
                                        Financial Officer



Dated:  August 12, 1996             By: /s/ Maria Terranova-Evans
                                        --------------------------

                            Name:       Maria Terranova-Evans
                            Title:      Vice President and Controller
                                        (Principal Accounting Officer)