Form 10-Q
period 1996-09-30
TELEPORT COMMUNICATIONS GROUP INC
filed 1996-11-14
CIK 1012099

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

OR
          TRANSITION REPORT PURSUANT TO SECTION 13 OR
           15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from
                              --------------------------------------------------

Commission file number        0-20913
                      ----------------------------------------------------------

                      TELEPORT COMMUNICATIONS GROUP INC.
--------------------------------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
             ------------------------------------------------------

    DELAWARE                                            13-3173139
--------------------------------------------------------------------------------
(STATE OF OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
OR ORGANIZATION)                                      IDENTIFICATION NO.)


              ONE TELEPORT DRIVE, STATEN ISLAND, NEW YORK  10311
--------------------------------------------------------------------------------
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                (718) 355-2000
--------------------------------------------------------------------------------
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X             No
     ------------       ----------

Number of outstanding shares of Registrant's Common Stock as of November 8, 1996: 27,653,372 shares of Class A Common Stock and 131,274,632 shares of Class B Common Stock.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                                                 SEPTEMBER 30,   DECEMBER 31,
                                                                                                      1996           1995
                                                                                                 --------------  -------------
                                                                                                  (Unaudited)
                                            ASSETS
Current assets:
 Cash and cash equivalents                                                                          $  376,741      $  11,862
                                                                                               ------------------------------

 Marketable securities                                                                                 544,685             --
                                                                                               ------------------------------
 Accounts receivable:
     Trade--net of allowance for doubtful accounts ($5,851 in 1996 and $1,161 in 1995)                  45,586         26,196
     Related parties                                                                                     2,062          4,640
     Miscellaneous--net of allowance for doubtful accounts ($1,415 in 1996 and $543 in 1995)             8,046          2,037
                                                                                               ------------------------------
       Accounts receivable--net                                                                         55,694         32,873
                                                                                               ------------------------------

 Prepaid expenses                                                                                        9,538          4,939
                                                                                               ------------------------------
 Other current assets                                                                                    2,142            532
                                                                                               ------------------------------
        Total current assets                                                                           988,800         50,206
                                                                                               ------------------------------
Fixed assets--at cost:
         Communications network                                                                      1,097,630        492,858
         Other                                                                                          79,962         52,795
                                                                                               ------------------------------
                                                                                                     1,177,592        545,653
          Less accumulated depreciation and amortization                                              (212,322)      (113,202)
                                                                                               ------------------------------

    Fixed assets--net                                                                                  965,270        432,451
                                                                                               ------------------------------
Investment in unconsolidated affiliates                                                                 15,853         99,299
                                                                                               ------------------------------
Goodwill--net of accumulated amortization                                                               46,041         27,008
                                                                                               ------------------------------
Other assets                                                                                             9,892          5,829
                                                                                               ------------------------------
        Total assets                                                                                $2,025,856      $ 614,793
                                                                                               ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY AND PARTNERS' DEFICIT
Current liabilities:
    Accounts payable and accrued liabilities                                                        $  180,389      $  92,104
    Current portion of capital lease obligations ($16,712 in 1996 and $3,338 in 1995
    with related parties)                                                                               19,574          4,354
    Other current liabilities                                                                            3,295            831
                                                                                               ------------------------------
        Total current liabilities                                                                      203,258         97,289
                                                                                               ------------------------------
Capital lease obligations ($29,893 in 1996 and $10,017 in 1995 with related parties)                    35,985         11,964
Subordinated note to related party                                                                      26,000             --
Subordinated debt to parents                                                                                --        269,000
Senior notes                                                                                           300,000             --
Senior discount notes                                                                                  642,284             --
Unamortized notes costs                                                                                (26,342)            --
Long-term bank debt                                                                                         --         87,500
Other liabilities                                                                                       16,442         19,283
                                                                                               ------------------------------
        Total liabilities                                                                            1,197,627        485,036
                                                                                               ------------------------------
Minority  interest                                                                                      16,731          4,409
                                                                                               ------------------------------
Stockholders' equity and partners' deficit:
    Common Stock, Class A $.01 par value: 450,000,000 shares authorized, 27,608,063 shares
      issued and outstanding at September  30, 1996; and Common Stock, $1.00 par value: 3,000              276              2
      shares authorized, 1,667 shares issued and outstanding at December 31, 1995
    Common Stock, Class B $.01  par value: 300,000,000 shares authorized, 139,250,370
      shares issued and 131,274,632 shares outstanding at September  30, 1996; and zero at               1,393             --
      December 31, 1995
    Additional paid-in capital                                                                       1,169,155        195,388
    Accumulated deficit                                                                               (238,301)       (65,648)
    Partners' deficit                                                                                       --         (4,394)
                                                                                               ------------------------------
                                                                                                       932,523        125,348
Less cost of Class B Common Stock held in treasury, 7,975,738 shares at September 30, 1996
 and zero at December 31, 1995                                                                        (121,025)            --
                                                                                               ------------------------------
  Total stockholders' equity  and partners' deficit                                                    811,498        125,348
Total liabilities and stockholders' equity and partners' deficit                                    $2,025,856      $ 614,793
                                                                                               ==============================

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

             TELEPORT COMMUNICATIONS GROUP INC.  AND  SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                              THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                    SEPTEMBER 30,
                                                          ---------------------------    ------------------------------
                                                              1996           1995           1996                1995
                                                        ---------------------------------------------------------------

Revenues:
     Telecommunications services                          $     72,749   $    34,338   $    157,466         $    96,269
     Management and royalty fees from affiliates                    --         8,011         22,805              21,719
                                                        ---------------------------------------------------------------
   Total revenues                                               72,749        42,349        180,271             117,988
                                                        ---------------------------------------------------------------

Expenses:
     Operating                                                  43,694        23,929        106,030              66,954
     Selling, general and administrative                        25,993        12,259         55,373              35,862
     Depreciation and amortization                              25,025         8,878         51,984              24,353
                                                        ---------------------------------------------------------------
   Total expenses                                               94,712        45,066        213,387             127,169
                                                        ---------------------------------------------------------------
Operating loss                                                 (21,963)       (2,717)       (33,116)             (9,181)
                                                        ---------------------------------------------------------------

Interest:
     Interest income                                            14,666         1,020         17,336               3,045
     Interest expense ($1,673 and $4,731 for the three
       months ended September 30, 1996 and 1995 and
       $12,525 and $13,751 for the nine months ended
       September 30, 1996 and 1995, respectively, with
       related  parties)                                       (26,829)       (6,053)       (44,451)            (16,188)
                                                        ---------------------------------------------------------------

   Total interest                                              (12,163)       (5,033)       (27,115)            (13,143)


Loss before minority interest, equity in losses of
   unconsolidated affiliates and income taxes                  (34,126)       (7,750)       (60,231)            (22,324)
Minority interest                                                1,369           110          2,225                 472
Equity in losses of unconsolidated affiliates                     (263)       (4,997)       (12,657)            (13,695)
                                                        ---------------------------------------------------------------
Loss before provision for income taxes                         (33,020)      (12,637)       (70,663)            (35,547)
Provision for income taxes                                        (684)          (35)        (1,476)               (370)
                                                        ---------------------------------------------------------------

Net loss                                                  $    (33,704)  $   (12,672)  $    (72,139)        $   (35,917)
                                                         ==============================================================

Loss per common share                                            $(.21)   $   ( .18)     $     (.72)          $    (.51)
                                                         ==============================================================
Weighted average number of shares outstanding              158,876,191    70,000,140    100,234,987          70,000,140
                                                         ==============================================================

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND PARTNERS' DEFICIT
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                  (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)



                               COMMON       COMMON      ADDITIONAL PAID-
                                STOCK       STOCK        IN-CAPITAL        ACCUMULATED      PARTNERS'        TREASURY
                               CLASS A      CLASS B                         DEFICIT          DEFICIT         STOCK         TOTAL
                               ---------------------------------------------------------------------------------------------------

Balance at January 1, 1996          $  2           --       $  195,388        $ (65,648)       $(4,394)            --    $ 125,348

Issuance of 27,025,000
 shares of Class
  A Common Stock, net of             270           --          407,374               --             --             --      407,644
   issuance
  costs of $24.8 million

Conversion of and 42,000
 to 1 stock
  split of $1.00 par value
   Common
  Stock to 139,250,370                (2)      $1,393          296,245         (100,514)         4,394             --      201,516
   shares of Class
  B Common Stock as part
   of the
  Reorganization

Purchase of 7,975,738
 shares of Class
  B Common Stock from                 --           --               --               --             --      $(121,025)    (121,025)
   Continental
  Cablevision, Inc.

Conversion of Parental
 Subordinated
  Debt plus accrued                   --           --          263,602               --             --             --      263,602
   interest of $20.6
  million to equity

Issuance of 576,263 shares
 of Class A
  Common Stock to purchase
   the                                 6           --            6,499               --             --             --        6,505
  minority interests in a
   Local Market
  Partnership

6,800 shares of Class A
   Common Stock issued                --           --               47               --             --             --           47
    upon exercise
   of employee options

Net loss                              --           --               --          (72,139)            --             --      (72,139)
                               ---------------------------------------------------------------------------------------------------


Balance at September 30,            $276       $1,393       $1,169,155        $(238,301)       $    --      $(121,025)   $ 811,498
 1996
                               ===================================================================================================

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                     NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                   ---------------------
                                                                                     1996         1995
                                                                                   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                       $  (72,139)  $ (35,917)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
         Depreciation and amortization                                                51,984      24,352
         Amortization of bond costs                                                      675          --
         Equity in losses of unconsolidated affiliates                                12,657      13,695
         Amortization of deferred credits                                             (1,855)     (1,748)
         Provision for losses on accounts receivable                                   1,830         746
         Accretion of senior discount notes                                           17,284          --
         Unrealized gain on marketable securities                                      1,904          --
   Minority interest                                                                  (2,225)       (472)
   (Increase) decrease in operating assets and increase (decrease) in operating liabilities, net of the effects from the purchase of the Local
      Market Partnerships:
         Accounts receivable                                                         (11,083)     (5,265)
         Other assets                                                                 (2,424)       (472)
         Accounts payable and accrued liabilities                                      8,004      22,007
         Deferred credits                                                              1,808       4,389
                                                                                   ---------------------
       Net cash provided by operating activities                                       6,420      21,315
                                                                                   ---------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures for communications network                                 (176,717)   (114,041)
    Investment in unconsolidated affiliates - cash component                              --     (46,693)
    Due from related parties                                                         (23,042)         --
    Purchase of a Local Market Partnership interest                                  (11,618)         --
    Investment in unconsolidated affiliate                                           (10,057)         --
    Capital contributions to Local Market Partnerships prior to
      Reorganization                                                                 (16,435)         --
    Purchases of marketable securities                                              (546,589)         --
                                                                                   ---------------------
                Net cash used for investing activities.                             (784,458)   (160,734)
                                                                                   ---------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from bank revolving credit facility                                     162,500     126,500
    Principal payments on capital leases                                              (6,005)     (2,526)
    Capital contributions from minority partners                                          --       1,777
    Proceeds from senior notes                                                       300,000          --
    Proceeds from senior discount notes                                              625,000          --
    Proceeds from issuance of Class A Common Stock                                   432,400          --
    Proceeds from the exercise of employee stock options                                  47          --
    Purchase of treasury stock                                                      (121,025)         --
    Payments on bank revolving credit facility                                      (250,000)         --
                                                                                   ---------------------
               Net cash provided by financing activities                           1,142,917     125,751
                                                                                   ---------------------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                                       364,879     (13,668)
CASH AND CASH EQUIVALENTS, BEGINNING
   OF THE  PERIOD                                                                     11,862      26,000
                                                                                   ---------------------
CASH AND CASH EQUIVALENTS, END  OF  THE PERIOD                                    $  376,741   $  12,332
                                                                                   =====================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION-
  Cash paid during the period for interest                                        $    6,108   $   6,745
                                                                                   =====================
NON-CASH TRANSACTIONS
  Fixed assets acquired under capital leases                                      $    1,134   $   1,355
                                                                                   =====================

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996


     1.   BASIS OF PRESENTATION

          In the opinion of Teleport Communications Group Inc. (together with its wholly owned subsidiaries and its majority owned subsidiaries, "TCGI" or the "Company"), the accompanying consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 1996 and the Company's results of operations and cash flows for the nine months then ended.

          The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results expected for the full year.

     2.   SIGNIFICANT ACCOUNTING POLICIES

          Consolidation

          The consolidated balance sheet includes the accounts of TCGI's wholly owned and majority owned subsidiaries at September 30, 1996. Minority interest represents other partners' interest in TCG Seattle and TCG San Francisco as of September 30, 1996. The statements of operations and of cash flows include equity in losses of unconsolidated affiliates for all the Local Market Partnerships except for TCG St. Louis through June 30, 1996. As of July 1, 1996, the statements of operations and of cash flows consolidate the financial statements of the former Local Market Partnerships. As of and for the period ended December 31, 1995, the balance sheet, statements of operations and of cash flows include the combined accounts of TCGI and TCG Partners. Minority interest represents another partner's equity in TCG St. Louis at December 31, 1995. Investments in which TCGI held less than a 50 percent interest are accounted for under the equity method. (See Note 4 - Reorganization)

          The accompanying financial statements include the accounts of TCGI and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted. These consolidated financial statements and notes should be read in conjunction with the combined financial statements of Teleport Communications Group Inc. and Subsidiaries and TCG Partners and the combined financial statements of the Local Market Partnerships to be acquired by Teleport Communications Group Inc., included as part of TCGI's Prospectus, dated June 27, 1996, with respect to its Class A Common Stock and filed with TCGI's Registration Statement on Form S-1 (File No. 333-
     3850).

          Marketable Securities

          Marketable securities consist of fixed income securities, commercial paper, floating rate notes and certificates of deposit. Marketable securities are stated at market value. Market value is determined by the most recently traded price of the security at the balance sheet date.

          By policy, TCGI invests primarily in high-grade marketable securities. All marketable securities are defined as trading securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115) and unrealized holding gains and losses are reflected in earnings. Net realized gains or losses are determined on the specific identification cost method.

          At September 30, 1996, marketable securities in the aggregate had a market value of $869.8 million consisting of cash and cash equivalents of $325.1 million and short term investments of $544.7 million. Original cost in the aggregate was $868.0 million consisting of cash and cash equivalents of $324.6 million and short term investments of $543.4 million. As trading securities are on a mark-to-market basis, this resulted in a net unrealized gain of $1.9 million of which approximately $600,000 relates to cash and cash equivalents and approximately $1.3 million relates to short term investments.

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 - CONTINUED

       Net Loss Per Share

       Net loss per common share was determined by dividing net loss by the weighted average number of common shares outstanding for the period. The computation of fully diluted net loss per share was antidilutive in each of the periods presented; therefore, the amounts reported as primary and fully diluted are the same.

       As part of the Reorganization, (as defined herein) TCGI declared a 42,000 to 1 stock split. All per share amounts and numbers of shares have been restated to reflect the stock split retroactive for the periods presented.

       Reclassification

       Certain 1995 amounts have been reclassified to conform with the 1996 presentation.

     3.  OFFERINGS

       On June 27, 1996, TCGI issued 27,025,000 shares of Class A Common Stock which resulted in gross proceeds of approximately $432.1 million (the "Stock Offering"), and $300 million of Senior Notes and $1,073 million of Senior Discount Notes as part of an initial public offering (the
     "Offerings").   The Offerings of the Senior Notes and the Senior Discount
     Notes resulted in aggregate gross proceeds of $925 million. The gross proceeds of the Offerings (approximately $1.3 billion) were received by
     TCGI on July 2, 1996.   TCGI also recognized a liability of approximately
     $46.8 million which was paid to the underwriters on July 2, 1996. In July 1996 TCGI utilized a portion of the net proceeds of the Offerings to (i) repay $250 million of bank indebtedness plus accrued interest and (ii) purchase 7,975,738 shares of Class B Common Stock owned by Continental Cablevision, Inc. for $16.00 per share less related expenses for a net cost of $121 million. The remaining funds will be used to expand and develop existing and new networks and for general corporate and working capital purposes.

     4.  REORGANIZATION

          Prior to the Offerings, TCGI was owned by subsidiaries of Cox Communications, Inc. ("Cox") (approximately 30%), TCI Communications, Inc. ("TCI") (approximately 30%), Comcast Corporation ("Comcast") (approximately 20%) and Continental Cablevision, Inc. ("Continental") (approximately 20%) (collectively the "Cable Stockholders"). The business was operated through TCGI, and beginning in 1992, TCG Partners, which is a New York general partnership owned prior to the Reorganization by the Cable Stockholders in the same percentages as TCGI. TCG Partners was formed to invest, with TCGI, the Cable Stockholders and other cable operators, in 14 partnerships (the "Local Market Partnerships") to develop and operate local telecommunications networks. The Local Market Partnerships were owned by TCGI, and/or TCG Partners, and certain of the Cable Stockholders which have cable operations in the particular markets addressed by the Local Market Partnerships and, in some cases, other cable operators in such markets. To simplify this complex ownership structure, TCGI and the Cable Stockholders agreed to consolidate the ownership of TCG Partners and of the Local Market Partnerships as wholly owned subsidiaries of TCGI. As part of this process, certain of the other cable operators agreed to sell their interests in the Local Market Partnerships to TCGI directly or through a Cable Stockholder.

       Reorganization Transactions Consummated Prior to or in Connection with the Offerings

       In connection with the Offerings, TCGI and the Cable Stockholders entered into a reorganization agreement (the "Reorganization Agreement") pursuant to which TCGI, TCG Partners and the Local Market Partnerships were or are expected to be reorganized (the "Reorganization"). The principal transactions comprising the Reorganization that have occurred are:

        o The acquisition by TCGI of TCG Partners in exchange for Class B Common Stock issued to the Cable Stockholders.

        o The acquisition by TCGI of all of the interests in 12 of the 14 Local Market Partnerships in exchange for Class B Common Stock issued to the Cable Stockholders and Class A Common Stock issued to other cable operators.

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 - CONTINUED


        o The contribution to TCGI of $269.0 million in aggregate principal amount of indebtedness, plus accrued interest from May 1995, owed by TCGI to the Cable Stockholders (except that TCI retained a $26 million subordinated note of TCGI) in exchange for Class B Common Stock issued to the Cable Stockholders.

        o In connection with Continental's announced proposed merger with US West, Inc., the purchase by TCGI of 7,975,738 shares (out of 25,761,330 shares) of Class B Common Stock owned by Continental at a price per share equal to $16.00 per share of the Class A Common Stock offered in the Stock Offering, less the applicable underwriting discount and a pro rata portion of the registration fees, representing an aggregate purchase price of $121 million. On November 5, 1996, the U.S. Department of Justice announced a settlement with U.S. West and Continental pursuant to which Continental will be required to reduce its ownership in TCGI to below 10% by June 30, 1997 and to eliminate such ownership entirely by December 31, 1998.

          In consideration of the transfer by each of the Cable Stockholders of its respective interests in TCG Partners and the Local Market Partnerships and the contribution to TCGI of the indebtedness described above, the Company issued immediately prior to the Offerings 69,250,230 additional shares of Class B Common Stock to the Cable Stockholders.


          Reorganization Transactions After the Offerings

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

          In addition, TCI will be issued 638,862 shares of Class A Common Stock in consideration for the transfer to TCGI of the partnership interest which TCI acquired from MicroNet, Inc. in TCG San Francisco. TCI also has an agreement to acquire a 4.2% partnership interest in TCG San Francisco from InterMedia Partners. TCI has informed TCGI that it has acquired such partnership interest. At such time as TCI acquires such partnership interest, TCI is required to transfer such interest to TCGI in consideration of the issuance to TCI of 372,666 shares of Class A Common Stock. This transfer is expected to close in the fourth quarter of 1996.

          As of September 30, 1996, TCI, Cox, Comcast and Continental owned 37.2%, 29.8%, 19.5% and 13.6%, respectively, of the Company's Class B Common Stock, representing 36.4%, 29.2%, 19.1% and 13.3%, respectively, of the combined voting power of the Company's Common Stock.

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 - CONTINUED



          Unaudited pro forma financial information for the three-month and nine-month periods ended September 30, 1996 and 1995, as if the Reorganization had occurred at the beginning of each of the respective periods, is as follows (note that the 27,025,000 shares of Class A Common Stock issued on June 27, 1996 are included in the 1996 weighted average number of shares):


                                                               THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                      SEPTEMBER 30,
                                                          ----------------------------   --------------------------------
                                                              1996           1995             1996               1995
                                                          -------------  -------------   -------------    ---------------

Revenues                                                  $     72,749   $     47,568    $   195,985         $   130,496
                                                        ----------------------------------------------------------------

Expenses:
     Operating                                                  43,694         29,904        120,812              81,218
     Selling, general and administrative                        25,993         17,702         68,785              50,831
     Depreciation and amortization                              25,025         14,488         68,908              39,154
                                                        ----------------------------------------------------------------
                Total expenses                                  94,712         62,094        258,505             171,203
                                                        ----------------------------------------------------------------

Operating loss                                                 (21,963)       (14,526)       (62,520)            (40,707)

Interest:
     Interest income                                            14,666          1,220         16,280               3,776
     Interest expense                                          (26,829)        (2,912)       (37,764)             (7,368)
                                                        ----------------------------------------------------------------
                 Total interest                                (12,163)        (1,692)       (21,484)             (3,592)
                                                        ----------------------------------------------------------------

Loss before minority interest, equity in losses
         of unconsolidated affiliates and income taxes         (34,126)       (16,218)       (84,004)            (44,299)
Minority interest                                                1,369            847          3,418               2,260
Equity in losses of unconsolidated affiliates                     (263)          (314)          (908)             (1,113)
                                                        ----------------------------------------------------------------
Loss before provision for income taxes                         (33,020)       (15,685)       (81,494)            (43,152)
Provision for income taxes                                        (684)           (35)        (1,476)               (370)
                                                        ----------------------------------------------------------------

Net loss                                                  $    (33,704)  $    (15,720)  $    (82,970)       $    (43,522)
                                                        ================================================================
     Loss per common share                                      $( .21 )        $(.12)        $( .59)             $( .33)
                                                        ================================================================
Weighted average number of shares outstanding              158,876,191    131,850,895    140,925,082         131,850,895
                                                        ================================================================

     5.   EMPLOYEE STOCK PURCHASE PLAN

          TCGI adopted the Teleport Communications Group Inc. Employee Stock Purchase Plan ("the Stock Purchase Plan"), effective June 27, 1996. The Stock Purchase Plan is administered by a committee designated by the Board of Directors. Each eligible employee will be given an option to purchase up to a number of shares of Class A Common Stock equal to 10% of such employee's compensation plus bonus paid for the calendar year preceding the year the option is awarded, divided by the purchase price per share under the option. The Board of Directors has authorized the issuance under the Stock Purchase Plan of a maximum number of shares of Class A Common Stock equal to the maximum number of shares for which all employees eligible as of the date of the Stock Offerings could elect to be granted options for the first offering period. Options relating to 622,000 shares of Class A Common Stock were issued. The expense recorded for the three months ended September 30, 1996 related to the options issued was approximately $375,000.

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 - CONTINUED


     6.   SUBSEQUENT EVENT

          On October 23, 1996, TCGI announced its agreement to acquire Eastern TeleLogic Corporation ("ETC") for approximately $233 million in cash, stock and assumed debt. ETC is a leading competitive local exchange carrier in Philadelphia, Pennsylvania and in the neighboring cities of Camden, New Jersey and Wilmington, Delaware. In the first of two steps, on October 25, 1996, ETC redeemed shares of its stock and employee stock options (approximately 47%), not held by Comcast CAP of Philadelphia, Inc. ("Comcast CAP"), a corporation owned 51% by Comcast Corporation and 49% by TCGI. Comcast CAP borrowed at a market interest rate approximately $115 million from TCGI as a short-term loan and, in turn, loaned this amount to ETC to effect the redemption.

          In the second step, TCGI will acquire Comcast's 51% stock interest in Comcast CAP in exchange for 2,757,083 shares of TCGI Class A Common Stock, resulting in ETC becoming a wholly owned subsidiary of TCG. TCG will also assume approximately $45 million of ETC debt and approximately $5 million of management stock appreciation rights. The second step will close as soon as necessary regulatory approvals have been obtained, which is expected in the first quarter of 1997.

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                 ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



     RESULTS OF OPERATIONS
     ---------------------

        Revenue

          Total revenues increased to $72.7 million and $180.3 million for the three and nine months ended September 30, 1996 from $42.3 million and $118.0 million, representing increases of $30.4 million and $62.3 million, or 72% and 53%, respectively. Pursuant to the Reorganization, TCGI consolidated the financial statements of the Local Market Partnerships, which consolidation accounts for $25.1 million of the increase for both the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995. Telecommunications services revenue increased to $72.7 million and $157.5 million for the three and nine months ended September 30, 1996, from $34.3 million and $96.3 million for the three and nine months ended September 30, 1995, representing increases of $38.4 million and $61.2 million, or 112% and 64%, respectively. The increases in revenue occurred in every revenue category, most significantly in switched services. These increases in revenues also are a result of increased market penetration primarily in TCGI's existing markets as well as expansion into new markets.

          Management fees are directly related to operating and administrative support services provided by TCGI to certain former wholly owned entities and to the Local Market Partnerships. The royalty fees were charged to the Local Market Partnerships based on revenue. As a result of the Reorganization, management and royalty fees from the Local Market Partnerships are no longer reflected as revenue for the three months ended September 30, 1996, due to the consolidation of the Local Market Partnerships.

          On a pro forma basis, had telecommunications services revenue generated by unconsolidated Local Market Partnerships been included in the prior periods' financial statements, total revenues would have increased to $72.7 million and $196.0 million for the three and nine months ended September 30, 1996 from $47.6 million and $130.5 million for the three and nine months ended September 30, 1995, reflecting increases of $25.1 million and $65.5 million, or 53% and 50%, respectively. This revenue growth is a direct result of increased market penetration of all telecommunications service offerings in existing markets and the addition of new markets. On a pro forma basis, annualized monthly recurring revenue increased to approximately $282.9 million for the month of September 30, 1996, from $179.9 million for the comparable period in 1995, an increase of $103.0 million, or 57%. Monthly recurring revenue represents monthly service charges billable to telecommunications services customers for the month indicated, but excluding non-recurring revenues for certain one-time services, such as installation fees or equipment charges.

          On a pro forma basis, switched service revenue increased 74%, for both the three and nine months ended September 30, 1996 from the similar periods in 1995 and represented 39% and 34% of total revenue as of September 30, 1996 and 1995, respectively. Increased monthly dedicated services revenue, as well as sales growth in enhanced switched services products to new customers, also contributed to overall revenue growth. On a pro forma basis, dedicated services revenue increased 41% and 38% for the three and nine months ended September 30, 1996, respectively.

     Operating Expenses

          TCGI, in order to be consistent with industry standards, has reclassified certain compensation and overhead expenses, related to engineering, customer service and new technology, from selling, general and administrative to operating expenses. Operating expenses increased to $43.7 million and $106.0 million for the three and nine months ended September 30, 1996, from $23.9 million and $67.0 million for the three and nine months ended September 30, 1995, increases of $19.8 million and $39.0
     million, or 83% and 58%, respectively.   Pursuant to the Reorganization,
     TCGI has consolidated the financial statements of the Local Market Partnerships, which consolidation accounts for $12.7 million of the increase in operating expenses for both the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995. The remaining increases are directly related to the costs associated with the expansion of TCGI's networks. These expenses include costs specifically associated with network operations including compensation costs for technical personnel,

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                 ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


     access, rights-of-way, node, rent and maintenance expenses. Offsetting these expense increases are reductions in expenses due to renegotiation of interconnection agreements with incumbent local carriers. On a pro forma basis, operating expenses increased to $43.7 million and $120.8 million for the three and nine months ended September 30, 1996, from $29.9 million and $81.2 million for the three and nine months ended September 30, 1995, increases of $13.8 million and $39.6 million, or 46% and 49%, respectively. On a pro forma basis, operating expenses are approximately 60% and 62% of revenue for the three and nine months ended September 30, 1996, respectively, and 63% and 62% of revenue for the three and nine months ended September 30, 1995.

     Selling, General and Administrative Expenses

          TCGI, in order to be consistent with industry standards, has reclassified certain compensation and overhead expenses related to engineering, customer service and new technology, from selling, general and administrative to operating expenses. Selling, general and administrative expenses increased to $26.0 million and $55.4 million for the three and nine months ended September 30, 1996, from $12.3 million and $35.9 million for the three and nine months ended September 30, 1995, an increase of $13.7 million and $19.5 million, or 111% and 54%, respectively. Pursuant to the Reorganization, TCGI has consolidated the financial statements of the Local Market Partnerships, which consolidation accounts for $18.1 million of the increase in selling, general and administrative expenses for both the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995. These remaining increases are attributable to the costs required to maintain an infrastructure which supports the continued expansion of the Company's networks and the introduction of new services. These costs include compensation, occupancy, insurance, professional fees, and sales and marketing expenses. In the third quarter, TCGI incurred costs to introduce a new advertising media promotion in order to increase market penetration. In addition, TCGI incurred professional fees relating to various state interconnection arbitrations. On a pro forma basis, selling, general and administrative expenses increased to $26.0 million and $68.8 million for the three and nine months ended September 30, 1996, from $17.7 and $50.8 million for the three and nine months ended September 30, 1995, an increase of $8.3 million and $18.0 million, or 47% or 35%, respectively.

     EBITDA

          EBITDA (earnings before interest, taxes, depreciation, amortization, minority interest and equity in losses of unconsolidated affiliates) decreased to $3.1 million for the three months ended September 30, 1996, from $6.2 million for the three months ended September 30, 1995, a decrease of $3.1 million, or 50%. Pursuant to the Reorganization, TCGI has consolidated the financial statements of the Local Market Partnerships, which consolidation accounts for $5.7 of the decrease in EBITDA. EBITDA increased to $18.9 million for the nine months ended September 30, 1996, from $15.2 million for the nine months ended September 30, 1995, an increase of $3.7 million or 24%. The increase that occurred for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995 is a result of TCGI obtaining increased efficiencies through greater automation and through lower access costs, offset by the lower management fees received in 1996. On a pro forma basis, EBITDA increased to $3.1 million and $6.4 million for the three and nine months ended September 30, 1996, from $40,000 and ($1.6) million for the three and nine months ended September 30, 1995, increases of $3.1 million and $8.0 million, respectively. The Local Market Partnerships, which are included in the pro forma financial data to reflect the Reorganization, have negative EBITDA due to the start-up or rapid expansion of the networks of such Local Market Partnerships.

     Depreciation and Amortization Expense

          Depreciation and amortization expense increased to $25.0 million and $52.0 million for the three and nine months ended September 30, 1996, from $8.9 million and $24.4 million for the three and nine months ended September 30, 1995, increases of $16.1 million and $27.6 million, or 181% or 113%, respectively. These increases are primarily attributable to increased depreciation related to the expansion of the Company's local telecommunications networks nationally and to changes in the estimated useful lives of certain electronics equipment, which were made during 1995 in order to conform with industry standards. On a pro forma basis, depreciation and amortization expense increased to $25.0 million and $68.9 million for the three and nine months

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                 ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


     ended September 30, 1996, from $14.5 million and $39.2 million for the three and nine months ended September 30, 1995, increases of $10.5 million and $29.7 million, or 72% and 76%, respectively.

     Interest Income

          Interest income increased to $14.7 million and $17.3 million for the three and nine months ended September 30, 1996, from $1.0 million and $3.0 million for the three and nine months ended September 30, 1995, increases of $13.7 million and $14.3 million, or 137% and 477%, respectively. These increases are attributable to interest earned and accreted on the cash and cash equivalents that resulted from the proceeds of the Offerings.

     Interest Expense

          Interest expense increased to $26.8 million and $44.5 million for the three and nine months ended September 30, 1996, from $6.1 million and $16.2 million for the three and nine months ended September 30, 1995, increases of $20.7 million and $28.3 million, or 339% and 175%, respectively. These increases resulted from interest on the Company's senior notes, senior discount notes, and a subordinated note to a related party issued on June 27, 1996, offset by the absence of interest for the three months ended September 30, 1996 on the revolving credit agreement and borrowings under the subordinated debt to parents for the three months ended September 30, 1996.

     Equity in Losses of Unconsolidated Affiliates

          Equity in losses of unconsolidated affiliates decreased to $300,000 and $12.7 million for the three and nine months ended September 30, 1996 from $5.0 million and $13.7 million for the three and nine months ended September 30, 1995, decreases of $4.7 million and $1.0 million, or 94% and 7%, respectively. The decreases resulted from the consolidation of the Local Market Partnerships.

     Net Loss

          The net losses were $33.7 million and $72.1 million for the three and nine months ended September 30, 1996, respectively. These are increases of $21.0 million and $36.2 million from net loss of $12.7 million and $35.9 million for the three and nine months ended September 30, 1995, respectively. The increases in net loss are attributable to the factors discussed previously. On a pro forma basis, net loss increased to $33.7 million and $83.0 million for the three and nine months ended September 30, 1996, from $15.7 million and $43.5 million for the three and nine months ended September 30, 1995.

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

          As of September 30, 1996, TCGI had total assets of approximately $2.0 billion, an increase of approximately $1.4 billion from $615 million as of December 31, 1995. This growth is primarily attributable to the Offerings which occurred on June 27, 1996, whereby TCGI issued 27,025,000 shares of Class A Common Stock, $300 million Senior Notes and $1,073 million of Senior Discount Notes for aggregate gross proceeds of approximately $1.3 billion. The Company's current assets of approximately $989 million exceed current liabilities of $203 million, providing working capital of approximately $786 million. Network and equipment, net of depreciation aggregates $965 million. The increase in assets from December 31, 1995 as compared to September 30, 1996 is also attributable to the assets of the Local Market Partnerships which TCGI acquired from the Cable Stockholders pursuant to the Reorganization (See Note 4 - Reorganization). The assets of the Local Market Partnerships as of September 30, 1996 were approximately $529 million.

          TCGI has invested the proceeds from the Offerings in short-term marketable securities such as Treasury bills and commercial paper. TCGI will utilize the remaining proceeds to expand its networks, for acquisitions and to provide funds for working capital.

          Prior to the Offerings, growth had been funded primarily by the Cable Stockholders through equity contributions, and through a loan facility aggregating $269 million borrowed by TCGI under the Stockholders Loan

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                 ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

     Agreement, as well as through $250 million in borrowings under the Revolving Credit Agreement. Pursuant to the Reorganization, the $269 million of aggregate principal amount of indebtedness (plus $20.6 million of accrued interest as of June 27, 1996) under the Stockholders Loan Agreement was contributed by the Cable Stockholders to capital in exchange for Class B Common Stock. Additionally, the $250 million of indebtedness under the Revolving Credit Agreement was repaid in July 1996 from the proceeds of the Offerings. TCGI plans to utilize the credit facility under the Revolving Credit Agreement, of which $250 million is currently available, to supplement TCGI's funding requirements related to its network expansion.

          On October 23, 1996, TCGI announced its agreement to acquire, via a two-step transaction, ETC for approximately $233 million in cash, stock and assumed debt (See Note 5 - Subsequent Event). This transaction will be funded with proceeds from the Offerings.

          The Company has incurred significant net operating losses resulting from the development and operation of new networks. TCGI expects that such losses may continue to increase as TCGI emphasizes the development, construction and expansion of its networks and builds its customer base and that while cash provided by operations may be sufficient to fund modest incremental growth it may not be sufficient to fund the extensive expansion and development of networks as currently planned.

          Net cash provided by financing activities for the nine months ended September 30, 1996 and 1995 was $1.1 billion and $125.8 million, respectively, comprised primarily of proceeds from the Offerings, as well as borrowings under the Revolving Credit Agreement for the nine months ended September 30, 1996 and borrowings under the Revolving Credit Agreement and the Stockholder Loan Agreement for the nine months ended September 30, 1995. Net cash provided by operating activities was $6.4 million and $21.3 million for the nine months ended September 30, 1996 and 1995, respectively. Net operating cash provided decreased for the nine months ended September 30, 1996 as compared to the similar period in 1995, primarily due to funding requirements of the recently consolidated Local Market Partnerships. Net cash used for investing activities was $784.5 million and $160.7 million for the nine months ended September 30, 1996 and 1995, respectively. As of September 30, 1996, cash and cash equivalents were $376.7 million and short term marketable securities were $544.7 million.

          On a pro forma basis, TCGI made capital expenditures of $230.0 million and $203.5 million for the nine months ended September 30, 1996 and 1995, respectively. The Company anticipates that capital expenditures will be approximately $375 million in the aggregate in 1996 and between $450 and $475 million in the aggregate in 1997, primarily for the expansion, development and construction of its networks, the acquisition and deployment of switches and the expansion of operating support systems.

          For the nine months ended September 30, 1996, TCGI has expanded its route and fiber miles by 15% and 25%, respectively. The Company has also increased the metropolitan areas and the buildings its serves by 15% and 44%, respectively, for the nine months ended September 30, 1996.

          The Company believes that the net proceeds from the Offerings and the amount of credit available under the Revolving Credit Agreement will be adequate for its 1996 and 1997 funding requirements. However, the Company's financing strategy is to remain financially flexible to market opportunities which are consistent with the Company's long range growth plans.

          The incurrence of long term indebtedness by TCGI in an amount in excess of $1 billion had been subject to certain state regulatory approvals in New York and New Jersey. The Company filed petitions for orders from such state regulatory authorities to permit TCGI to expand TCGI's borrowing authority to $2 billion. Both the New York and New Jersey state regulatory authorities approved these petitions in the third quarter of 1996.

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

          Earnings before fixed charges were insufficient to cover fixed charges for the nine months ended September 30, 1996 and 1995, by $72.9 million and $36.0 million, respectively. On a pro forma basis, the Company's earnings would have been insufficient to cover fixed charges for the nine months ended September 30, 1996 and 1995 by $84.9 million and $45.4 million, respectively.

          For a period of time, the Company will have excess liquidity as a result of the Offerings. The Company has invested these funds in short term, interest bearing money market funds until used to fund the capital investments and operating needs of the Company's business.

          On August 8, 1996, the Federal Communications Commission ("the FCC") released an order and associated rules to implement Sections 251 and 252 of the Telecommunications Act of 1996 which govern the interconnection of competitive local exchange carriers ("CLECs"), such as TCGI, and the incumbent local exchange carriers ("ILECs"). On October 15, 1996, the United States Court of Appeals for the Eighth Circuit granted a stay of the pricing aspects of the FCC's rules, in response to requests filed by ILECs and state public utility commissions. On November 1, 1996, the Court lifted a portion of the stay insofar as it applied to wireless carriers. The FCC rules at issue are intended to govern the arbitration actions to be conducted by state public utility commissions in the event that a CLEC and ILEC cannot voluntarily negotiate an interconnection arrangement. TCGI does not believe that the stay of the FCC's rules will have a material adverse impact on the Company. The court's review of the FCC's rules will continue into early 1997, with a decision to be released thereafter. TCGI has negotiated interconnection arrangements with BellSouth Corp. (covering nine states), Pacific Bell (covering California), and NYNEX (governing New York State). TCGI continues to negotiate with GTE Corp., Southern New England Telecommunications Corp. and ILECs and has conducted arbitrations in 20 states. Final arbitration decisions are due to be released by November 8, 1996 for the ILEC arbitrations. Until the negotiations or arbitrations are concluded, and implementing interconnection agreements between TCG and the ILECs have been approved by the state public utility commissions, it is not possible to determine whether and to what degree the negotiations or arbitrations will affect TCGI's operations.

          This report contains forward-looking statements, within the meaning of
     Section 21E of the Securities Exchange Act of 1934, as amended, which are inherently uncertain. Actual results and events may differ significantly from those discussed in such forward-looking statements. In addition to other information discussed herein, factors that might cause or contribute to such differences include the risks and uncertainties set forth under the caption "Risk Factors" in the Prospectus, dated as of June 27, 1996, relating to the Company's Class A Common Stock and to the Company's Senior Notes and Senior Discount Notes, included in the Company's Registration Statements on Form S-1 (File Nos. 333 - 3850 and 333 - 3984).

                                    PART II
                              - OTHER INFORMATION



     ITEM 1:  LEGAL PROCEEDINGS

          None

     ITEM 2:  CHANGES IN SECURITIES

          Prior to the consummation of the Offerings, TCGI amended its Amended and Restated Certificate of Incorporation to change its authorized capital stock to 900 million shares, including 450 million shares of Class A Common Stock, $.01 par value per share, 300 million shares of Class B Common Stock, $.01 par value per share and 150 million shares of preferred stock, $.01 par value per share. As of September 30, 1996, there was no preferred stock outstanding and TCI, Cox, Continental and Comcast owned of record all of the outstanding shares of Class B Common Stock of 131,274,632. TCGI has issued and outstanding 27,608,063 shares of Class A Common Stock.

          Each share of Class A Common Stock entitles the holder to one vote and each share of Class B common stock entitles the holder to 10 votes on each matter to be voted upon by the holders of the Common Stock.

     ITEM 3:  DEFAULTS UPON SENIOR SECURITY

          None

     ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Pursuant to the provisions of the Amended and Restated Stockholders' Agreement of the Company dated as of June 26, 1996 among the Company and the Cable Stockholders, by unanimous written consent of each of the holders of the Company's Class B Common Stock dated as of August 15, 1996, Bernard
     W. Schotters and Jimmy W. Hayes, having been designated as nominees by TCI and Cox, respectively, were elected as Directors of the Company to fill vacancies created by resignations of Nancy Hawthorne and Ronald H. Cooper.

     ITEM 5:  OTHER INFORMATION

          None

     ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

          a. Exhibits:

Exhibit No.
-----------

*2.1   Reorganization Agreement, dated as of April 18, 1996
*3.6   Amended and Restated Certificates of Incorporation of
       TCGI, as revised
*3.7   Amended and Restated By-laws of TCGI, as revised
*4.2   Form of Amended and Restated Stockholders' Agreement
       (incorporated  by reference to Exhibit E of Exhibit 2.1 hereof)
*4.3 Form of Indenture between TCGI and United States Trust Company of New York, as Trustee, relating to the 11 1/8% Senior Discount Notes due 2007 of TCGI
*4.4 Form of Indenture between TCGI and United States Trust Company of New York, as Trustee, relating to the 9 7/8% Senior Notes due 2006 of TCGI
*4.5   Form of Stock Certificate for Teleport Communications Group, Inc.
*10.1  New York Franchise Agreement, dated May 2, 1994, as amended
*10.2  Participation Agreement, dated May 15, 1984
*10.3  Agreement of Lease, dated May 15, 1984, as amended
*10.4  Keepwell Agreement, dated June 7, 1984, as amended

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



*Incorporated by reference to the corresponding exhibit of TCGI's
Registration Statements on Form S-1 (File Nos. 333-3850 and 333-3984)

       b. Reports on Form 8-K
          No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.


                                              TELEPORT COMMUNICATIONS GROUP INC.

Dated:    November 8, 1996
                                              By: /s/ John A.  Scarpati
                                                  --------------------------
                                  Name:           John A. Scarpati
                                  Title:          Senior Vice President and
                                                  Chief Financial Officer



Dated:    November 8, 1996                    By: /s/ Maria Terranova-Evans
                                                 --------------------------
                                  Name:           Maria Terranova-Evans
                                  Title:          Vice President and Controller
                                                  (Principal Accounting Officer)