Form 10-K405
period 1996-12-31
TELEPORT COMMUNICATIONS GROUP INC
filed 1997-03-27
CIK 1012099

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

(Mark One)

     X  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
     -
Act of 1934


        For the fiscal year ended December 31, 1996

                                       or

    [_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


     For the transition period from                to
                                    --------------    -------------

     Commission file number                       0-20913
                            ----------------------------------------------------

                                   Teleport Communications Group Inc.
--------------------------------------------------------------------------------

            (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                       13-3173139
-------------------------------                     -------------------------
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                           Identification No.)

437 Ridge Road, Executive Building 3, Dayton, NJ         08810
------------------------------------------------    -------------------------
(Address of Principal Executive Offices)                 (Zip Code)

                                                 908-392-2000
--------------------------------------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)

     Securities registered pursuant to Section 12 (b) of the Act:

                                                  Name of Each Exchange
     Title of Each Class                          on Which Registered
     -------------------                          ---------------------

          None                                           None
----------------------------                  ----------------------------------

     Securities registered pursuant to Section 12(g) of the Act:


                             Class A Common Stock
--------------------------------------------------------------------------------
                               (Title of Class)

     Indicate by check mark whether the Registrant:(1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   x     No
                                               -----      -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of

Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [_]

Based on the closing sales price on March 20, 1997 the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $800,113,800.

At March 20, 1997, 37,576,689 shares of the Registrant's Class A Common Stock and 127,274,632 shares of Registrant's Class B Common Stock were outstanding.

Portions of the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 1997 Annual Meeting are incorporated by reference into Part III of this Report on Form 10-K.

Certain Exhibits filed with the Registrant's Registration Statement on Form S-1 (File Nos. 333-3850 and 333-3984, as amended), are incorporated by reference as Exhibits to this Report on Form 10-K in Part III, Item 14.

TABLE OF CONTENTS

ITEM  PAGE

       PART I

1.     Business
2.     Properties
3.     Legal Proceedings
4.     Submission of Matters to a Vote of Security Holders

       PART II

5.     Market for Registrant's Common Stock and Related Stockholder Matters
6.     Selected Financial Data
7. Managements' Discussion and Analysis of Financial Condition and Results of Operations
8.     Financial Statements and Supplementary Data
9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

       PART III

10.    Directors and Executive Officers of the Registrant
11.    Executive Compensation
12.    Security Ownership of Certain Beneficial Owners and Management
13.    Certain Relationships and Related Transactions

       PART IV

14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

PART I

ITEM 1. BUSINESS

                                  INTRODUCTION
                                  ------------

     Teleport Communications Group Inc. (the "Company" or "TCG" or the "Registrant"), the first and largest competitive local exchange carrier ("CLEC") in the United States, offers a wide range of telecommunications services in major metropolitan markets nationwide. The Company competes with incumbent local exchange carriers ("ILECs") as "The Other Local Phone Company"(R) by providing high quality, integrated telecommunications services, primarily over fiber optic digital networks, to meet the voice, data and video transmission needs of its customers. TCG's customers are principally telecommunications-intensive businesses, hospitals and educational institutions, governmental agencies, long distance carriers and resellers, Internet service providers, disaster recovery service providers and wireless communications companies. TCG offers these customers technologically advanced telecommunications services, as well as superior customer service, flexible pricing and vendor and route diversity.

     For over 10 years, TCG has developed, operated and expanded its local telecommunications networks. As of December 31, 1996, the Company operated high capacity state-of-the-art digital networks in 51 metropolitan markets, including 17 of the 20 largest metropolitan areas. These Company networks were located in metropolitan New York/New Jersey, Los Angeles, Chicago, San Francisco, Boston, Detroit, Baltimore/Washington, D.C., Dallas, Houston, Miami/Ft. Lauderdale, Seattle, San Diego, St. Louis, Pittsburgh, Phoenix, Denver, Milwaukee, Indianapolis, Hartford, Omaha, Providence, Cleveland, Portland (Oregon) and Salt Lake City. When the Company completed its acquisition of Eastern TeleLogic Corporation in March 1997, two additional metropolitan markets, Philadelphia and Wilmington (Delaware), were added to TCG's services areas. See "Business -- Eastern TeleLogic Acquisition". Additional TCG networks are under development for the metropolitan areas of Nashville, Chattanooga, Knoxville, Birmingham, Cincinnati, Columbus (Ohio), Charlotte, Tampa Bay, Sacramento, Minneapolis-St. Paul, Atlanta and Orlando. Upon completion of these networks, the Company will operate networks in 65 metropolitan markets including 28 of the 30 largest metropolitan areas. As of December 31, 1996, the fiber optic networks of the Company's wholly-owned subsidiaries spanned over 6,700 route miles, contained over 345,000 fiber miles and served approximately 7,765 buildings.

     TCG has grown rapidly over the last several years, expanding its existing networks, developing new networks and increasing its service offerings. On a pro forma basis, after giving effect to the Reorganization (as hereinafter defined), the Company's revenues were approximately $283 million for 1996, substantially all of which were derived from the provision of local telecommunications services.

     Total revenues from the local telecommunications market in the United States were estimated to have been approximately $100 billion in 1996. In the past, competitive access providers, including the Company, were limited to serving only the dedicated services portion of this market, which was estimated to have been approximately $5.5 billion in 1996, whereas the local switched services portion of this market for business customers was estimated to have been approximately $60 billion. The Company has expanded into the switched services market in a number of states over the last five years by constructing switched networks and obtaining the necessary regulatory authorizations and interconnection arrangements to become a CLEC.

      With the passage and initial implementation of the Telecommunications Act of 1996 (the "1996 Act"), the Company believes that it is well positioned to address a significantly larger portion of the telecommunications market and to improve its operating margins in the switched and dedicated services markets by expanding its networks, installing additional high capacity digital switches (as well as increasing the switching capacity of existing switches) and offering new products and services. In 1996 the Company introduced a new service offering consisting of basic Internet access for business customers and in February 1997 TCG acquired a leading regional Internet services provider for business customers. See "Business -- CERFnet Acquisition".

     TCG has benefited from its relationships with the parents of its Class B stockholders, TCI Communications, Inc. (together with its consolidated subsidiaries, "TCI"), Cox Communications, Inc. (together with its consolidated subsidiaries, "Cox"), Comcast Corporation (together with its consolidated subsidiaries, "Comcast") and Continental Cablevision, Inc. (together with its consolidated subsidiaries, "Continental") (collectively, the Cable Stockholders"), which are among the largest cable television companies in the United States. Through such relationships, the Company has been able to utilize rights-of-way, obtain fiber optic facilities and share the cost of building new fiber optic networks, thereby allowing the Company to achieve significant economies of scale and scope through capital efficiencies in extending its existing networks in a rapid, efficient and cost-effective manner.

     The Company believes that it has several advantages that enable it to compete successfully in the new competitive local telecommunications marketplace, including (i) extensive, technologically advanced networks located or under development in major metropolitan markets nationwide, (ii) state-of-the-art information systems, (iii) an experienced management team with significant operational, technical, financial and regulatory expertise in the local telecommunications industry, (iv) positive relationships with its broad array of commercial customers, and (v) TCG's reputation for high quality service, and (vi) working relationships with cable television operators.

                               BUSINESS STRATEGY

      As a premier competitive local telecommunications carrier, the key elements of the Company's business strategy are to:

 . PROVIDE A WIDE RANGE OF LOCAL TELECOMMUNICATIONS SERVICES. The Company provides a broad array of local telecommunications services to meet the voice, data and video transmission needs of its customers, including basic local exchange telephone services, enhanced switched services, dedicated services, high speed switched data services, Internet services, disaster avoidance services and video channel transmission services. In 1996, approximately 40% of the Company's revenues on a pro forma basis were generated from switched services. The Company expects a growing portion of its revenue to be derived from basic local exchange telephone services, enhanced switched services, Internet services and high speed switched data services as it deploys digital switches in its markets. As of

   December 31, 1996, the Company had 25 digital telephone switches and 101 asynchronous transfer mode ("ATM") devices in operation and 414 ATM and other high speed data circuits in service. On a pro forma basis, after giving effect to the Reorganization (as hereinafter defined), the Company's revenues from switched services, which include local calling, grew by approximately 77% to $113.0 million in 1996 from $63.9 million in 1995.

 . FOCUS ON BUSINESS CUSTOMERS AND TELECOMMUNICATIONS CARRIERS. The Company's networks serve large metropolitan markets, which have significant concentrations of telecommunications-intensive businesses. The Company's customers in these markets include financial services firms, media and insurance companies, long distance carriers and resellers, hospitals and educational institutions, governmental agencies, Internet service providers, disaster recovery service providers, wireless communications companies, residential multiple dwelling units and an increasing number of small and medium-sized business customers. The national scope of the Company's local networks allows it to offer high volume business customers and long distance carriers uniformity of services, pricing, quality standards and customer service. In addition, the Company has arrangements with other telecommunications providers, including shared tenant services providers, cable television companies and long distance carriers, to resell TCG's services. In 1996, approximately 62% of the Company's revenues were generated from business customers (including resellers) and approximately 38% were generated from long distance carrier customers.

 .  BROADEN SERVICE OFFERINGS TO MEET CUSTOMER DEMAND AND COMPETE WITH ALL
   DISTANCE SERVICE OFFERINGS OF OTHER CARRIERS. The Company's large business customers generally have purchased local, long distance and other telecommunications services separately. As TCG increasingly seeks to market its services to small and medium-sized businesses, the Company has identified a demand from these customers to purchase all or most of their telecommunications services as a single package. TCG believes that other telecommunications carriers offer, or plan to offer, such packaged services. In addition to the Company's already announced plans to offer wholesale private line long distance services to its long distance carrier customers, TCG expects to make a general service offering of all distance services at the appropriate time. The Company will seek to leverage its existing network investment by routing and switching as great a portion as possible of such services over its existing local and regional facilities, with the balance of such services being provided by the resale by TCG of the services of other carriers.

 .  EXPAND GEOGRAPHIC REACH AND DENSITY OF EXISTING NETWORKS AND ENTER NEW
   MARKETS. In response to customer demand, the Company plans to increase the geographic reach and density of its existing networks by deploying additional fiber optic rings and connecting additional customers to its networks. The Company anticipates that making significant capital expenditures over the next several years to expand its existing networks and to develop new networks will lead to significant increases in revenue opportunities. The Company may also make selected acquisitions. As a facilities-based carrier, the Company utilizes a variety of means to expand geographically, including rights-of-way, easements, poles, ducts and conduits that are available from cable television operators, incumbent local exchange carriers, railways, subways, electric, gas and water utilities and municipal, state and federal street and highway authorities. In the course of expanding its networks, the Company also has the ability to reach TCG customers by reselling all or a portion of the telecommunications services offered by ILECs. However, the Company believes that the extensive geographic reach and density of its networks make it less reliant than other competitive local exchange carriers on the networks of the ILECs. In addition, where appropriate, the Company has the ability to link its customers to its networks through a variety of technologies including the use of microwave, including 38 gigahertz ("GHz") milliwave, services. The Company plans to expand into additional metropolitan markets, which the Company believes will further broaden its customer base and enhance its ability to attract national business accounts for its services.

 . OFFER HIGH QUALITY NETWORKS AND SUPERIOR CUSTOMER SERVICE. TCG believes that it offers cost and service quality advantages over ILECs as a result of its integrated operations, customer support, network monitoring and management systems and state-of-the-art technology deployed in the Company's digital networks. TCG consults closely with its customers to develop competitively priced telecommunications services that are tailored to their particular needs. The Company's centrally managed customer care and support operations are also designed to facilitate the processing of orders for changes and upgrades in services. TCG believes that it provides greater attention and responsiveness to its customers than do the ILECs.

 .  BENEFIT FROM WORKING RELATIONSHIPS WITH CABLE TELEVISION OPERATORS. As of
   December 31, 1996, the cable television facilities of TCI, Cox and Comcast collectively passed approximately 36% of the country's 94 million homes passed by cable television facilities. Through its relationships with cable television operators, the Company has been able to utilize existing rights-of-way, obtain fiber optic facilities and share the cost of building new fiber optic networks, thereby allowing the Company to achieve significant economies of scale and scope through capital efficiencies in extending its existing networks in a rapid, efficient and cost-effective manner. The Company is currently working with the Cable Stockholders for the provision of residential or multiple dwelling unit telephony services over the cable television operators' hybrid fiber-coaxial networks with TCG providing switching, call processing, calling features and ancillary services. Beginning as technical trials, these efforts have expanded into commercial offerings in certain locations in Connecticut, Michigan, California and Illinois, with additional offerings planned in Maryland and Florida. See "Certain Relationships and Related Transactions".

 . SPEARHEAD REGULATORY REFORM. As the first and largest CLEC, TCG has been at the forefront of industry efforts for over a decade to introduce competition to the local telecommunications market. The Company has aggressively pursued the goal of making competitive local exchange services economically, technically and operationally feasible by working for legislative and regulatory reform and through negotiations with ILECs. The Company has continued its regulatory reform activities in an effort to ensure that the 1996 Act is implemented and interpreted in a manner that promotes fair competition for telecommunications services.

 . CAPITALIZE ON MANAGEMENT TEAM EXPERIENCE. TCG's management team is comprised of executives who are recognized as leaders in the development of the competitive local telecommunications industry. This management team has extensive operational, technical, financial and regulatory expertise as well as a proven track record in a rapidly changing marketplace.

                                 THE OFFERINGS

     On June 27, 1996, TCG sold 27,025,000 shares of Class A Common Stock which resulted in gross proceeds of approximately $432 million (the "Stock Offering"), and $300 million of 9 7/8% Senior Notes due 2006 and $1,073 million of 11 1/8% Senior Discount Notes due 2007 (the "Notes Offerings") as part of an initial public offering (the Stock Offering and the Notes Offerings are collectively referred to as the "Offerings"). The Notes Offerings resulted in aggregate gross proceeds of approximately $925 million. The gross proceeds of the Offerings (approximately $1.3 billion) were received by TCG on July 2, 1996. In July 1996 TCG utilized a portion of the net proceeds of the Offerings (i) to repay $250 million of bank indebtedness plus accrued interest, and (ii) to purchase 7,975,738 shares of Class B Common Stock owned by Continental for $16.00 per share less related expenses for a net cost of $121 million.

                               THE REORGANIZATION

     Prior to the Offerings, TCG was owned by subsidiaries of Cox (approximately 30%), TCI (approximately 30%), Comcast (approximately 20%) and Continental (approximately 20%). The business was operated through TCG, and beginning in 1992, TCG Partners, which is a New York general partnership owned prior to the Reorganization by the Cable Stockholders in the same percentages as TCG. TCG Partners was formed to invest, with TCG, the Cable Stockholders and other cable operators, in 14 partnerships (the "Local Market Partnerships") to develop and operate local telecommunications networks. The Local Market Partnerships were owned by TCG, and/or TCG Partners, and certain of the Cable Stockholders which have cable operations in the particular markets addressed by the Local Market Partnerships and, in some cases, other cable operators in such markets. To simplify this complex ownership structure, TCG and the Cable Stockholders agreed to consolidate the ownership of TCG Partners and the Local Market Partnerships as wholly-owned subsidiaries of TCG. As part of this process, certain of the other cable operators agreed to sell their interests in the Local Market Partnerships to TCG directly or through a Cable Stockholder.

     Reorganization Transactions Consummated Prior to or in Connection with the Offerings. In connection with the Offerings, TCG and the Cable Stockholders entered into a reorganization agreement (the "Reorganization Agreement") pursuant to which TCG, TCG Partners and the Local

Market Partnerships were reorganized (the "Reorganization"). The principal transactions comprising the Reorganization, all of which occurred during 1996, were:

 . The acquisition by TCG of TCG Partners in exchange for Class B Common Stock issued to the Cable Stockholders.

 .  The acquisition by TCG of all of the interests in 12 of the 14 Local Market
   Partnerships in exchange for Class B Common Stock issued to the Cable Stockholders and Class A Common Stock issued to other cable operators.

 . The contribution to TCG of $269.0 million in aggregate principal amount of indebtedness, plus accrued interest from May 1995, owed by TCG to the Cable Stockholders (except that TCI retained a $26 million subordinated note of TCG) in exchange for Class B Common Stock issued to the Cable Stockholders.

 . In connection with Continental's pending merger with U S WEST, the purchase by TCG of 7,975,738 shares (out of 25,761,330 shares) of Class B Common Stock owned by Continental at a price per share equal to $16.00 per share of the Class A Common Stock offered in the Stock Offering, less the applicable underwriting discount and pro rata portion of the registration fees, representing an aggregate purchase price of $121 million. (On November 5, 1996, the U.S. Department of Justice announced, and on February 27, 1997, moved for final judgment with respect to, a settlement with U S WEST and Continental pursuant to which Continental will be required to reduce its ownership in TCG to below 10% by June 30, 1997 and to eliminate such ownership entirely by December 31, 1998. On February 19, 1997, pursuant to the Amended and Restated Stockholders Agreement dated June 26, 1996, between TCG and the Cable Stockholders (the "Amended Stockholders Agreement"), Continental converted 4,000,000 shares of Class B Common Stock into 4,000,000 shares of Class A Common Stock and in accordance with the provisions of Rule 144, promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended (the "Securities Act"), transferred these shares to one or more third party transferees.)

     In consideration of the transfer by each of the Cable Stockholders of its respective interest in TCG Partners and the Local Market Partnerships and the contribution to TCG of the indebtedness described above, the Company issued immediately prior to the Offerings 69,250,230 additional shares of Class B Common Stock to the Cable Stockholders.

     Reorganization Transactions After the Offerings. On July 2, 1996, TCG issued 576,263 shares of Class A Common Stock to the unaffiliated minority partners in TCG Detroit in consideration for the transfer to TCG of the remaining partnership interests in TCG Detroit.

     On December 26, 1996, TCI transferred its interest in TCG Seattle and TCG San Francisco to the Company. In addition, having acquired the 22.9% and 22.2% minority partnership interests in TCG San Francisco and TCG Seattle, respectively, formerly held by Viacom Telecom, Inc., TCI transferred those partnership interests to TCG. (The issuance of shares of Class B Common Stock to TCI pursuant to the Reorganization assumed that, subsequent to the Offerings, TCI would so contribute its then current partnership interests in TCG Seattle and TCG San Francisco, and that TCI would so acquire and contribute to TCG the partnership interests of Viacom Telecom, Inc. in TCG Seattle and TCG San Francisco.)

     In addition, on December 26, 1996 TCI was issued (i) 638,862 shares of Class A Common Stock in consideration for the transfer on such date to TCG of the partnership interest which TCI had acquired from MicroNet, Inc. in TCG San Francisco and (ii) 372,666 shares of Class A Common Stock in consideration for the transfer on such date to TCG of the partnership interest which TCI had acquired from InterMedia Partners in TCG San Francisco. As a result, as of December 26, 1996, all of the Local Market Partnerships had become wholly-owned subsidiaries of TCG.

     As of December 31, 1996, TCI, Cox, Comcast and Continental owned 37.2%, 29.8%, 19.5% and 13.6%, respectively, of the Company's Class B Common Stock, representing 36.4%, 29.1%, 19.1% and 13.3%, respectively, of the combined voting power of the Company's Common Stock. In addition, TCI owned 3.4% of the Company's Class A Common Stock, representing 0.1% of the combined voting power of the Company's Common Stock. The Cable Stockholders collectively owned 82.7% of the Company's Common Stock, representing 98.0% of the combined voting power of the Company's Common Stock.

                         EASTERN TELELOGIC ACQUISITION

     Effective March 1, 1997, TCG completed its previously announced acquisition of Eastern TeleLogic Corporation ("ETC") for 2,757,083 shares of TCG's Class A Common Stock. ETC is the leading competitive local exchange carrier in Philadelphia, Pennsylvania and in the neighboring cities of Camden, New Jersey and Wilmington, Delaware. In the first of two steps, on October 25, 1996, ETC redeemed shares of its stock and employee stock options (approximately 47%) not held by Comcast CAP of Philadelphia, Inc. ("Comcast CAP"), a corporation owned 51% by Comcast Corporation and 49% by TCG. Comcast CAP borrowed at a market interest rate approximately $115 million from TCG as a short-term loan and, in turn, loaned this amount to ETC to effect the redemption. In the second step, TCG acquired Comcast's 51% stock interest in Comcast CAP in exchange for 2,757,083 shares of the Company's Class A Common Stock, resulting in ETC becoming a wholly-owned subsidiary of TCG. TCG also assumed an aggregate of approximately $60 million of ETC debt and other obligations. The acquisition of ETC will provide TCG with access to the Philadelphia market, the nation's fifth largest market, and will allow TCG to establish a contiguous network between Boston and Washington, D.C. ETC operates a Class 5 digital telephone switch on its 525-mile fiber optic network which connects to more than 360 buildings.


                              CERFNET ACQUISITION

     On February 4, 1997, the Company acquired from General Atomics all the outstanding capital stock of CERFnet Services, Inc. ("CERFnet"), a leading regional provider of Internet-related services to businesses, including dial-up and dedicated Internet access, World Wide Web hosting and colocation services and Internet training. TCG issued to General Atomics, CERFnet's former controlling stockholder, 2,100,000 shares of its Class A Common Stock and granted to General Atomics certain registration rights with respect to such shares of Class A Common Stock. CERFnet operates an advanced nationwide backbone network, maintains state-of-the-art Internet server facilities, has established and maintains direct peering relationships with other Internet service providers, and serves currently over 6,000 customers located primarily in California and Arizona. TCG expects to upgrade CERFnet's backbone, to accelerate the expansion of CERFnet's services nationwide and to achieve marketing synergies by packaging CERFnet's Internet services with TCG's complementary telecommunications services.


                               BIZTEL INVESTMENT

       On February 29, 1996, the Company acquired a minority investment in BizTel Communications, Inc. ("BizTel"), which holds FCC licenses to provide telecommunications services utilizing 38 GHz digital milliwave transmission in 160 geographic areas, which have a population of approximately 178 million people, and include more than 80 of the 100 largest metropolitan markets and all markets where TCG operates. BizTel also has applications for 84 additional licenses pending Federal Communications Commission ("FCC") approval in geographic areas which have a population of an additional 55 million people. BizTel's 38 GHz milliwave services can be used by TCG to economically connect customers to the Company's fiber optic networks, to provide network redundancy, diverse routing or quick temporary installations and to provide stand-alone facilities where the Company does not have fiber optic networks. On February 28, 1997, TCG obtained an option, effective July 15, 1997, to acquire the remaining equity interest in BizTel in exchange for the issuance of 1,667,631 shares of the Company's Class A Common Stock to the majority owners of Biztel, who will be granted certain registration rights with respect to such Class A Common Stock. The Company also granted a reciprocal option to such majority owners, also effective July 15, 1997, to put the remaining equity interest in BizTel to TCG in exchange for the issuance of such shares of Class A Common Stock. The closing of this purchase is subject to regulatory approvals, including approval of the FCC.

                      REGULATORY AND GOVERNMENTAL MATTERS

     Introduction.    TCG is subject to extensive federal and state regulation.
In most states, the Company is subject to certification and tariff filing requirements with respect to intrastate services. TCG is required to file tariffs for interstate access services with the FCC, although such tariff requirements are generally less restrictive than those imposed on ILECs which offer similar services. An October 1996 FCC ruling required federal tariffs for domestic interstate, interexchange services to be canceled by September 22, 1997. The FCC's order has been temporarily stayed and a number of parties have filed petitions with the FCC seeking reconsideration of the FCC's decision.

     Under the 1996 Act, all local exchange carriers, including TCG, must interconnect with other carriers, make their services available for resale by other carriers, provide non-discriminatory access to rights of way, offer reciprocal compensation for termination of traffic and provide dialing parity and telephone number portability. See "Business -- Competition". The Company, ILECs, other CLECs and long distance carriers, are likely to be required to contribute some portion of their gross revenues (subject to adjustments) to the support of universal service programs under the 1996 Act when the FCC adopts final rules implementing the universal service provisions. TCG may also be eligible to receive funds from universal service programs if the Company provides services to schools and libraries.

     Interconnection/Access Arrangements. Under the 1996 Act, ILECs are required to negotiate with TCG to provide for interconnection to the ILEC network. In the event that an interconnection agreement cannot be negotiated the 1996 Act provides for mandatory arbitration before State public utility commissions ("State PUCs"). TCG was able to reach negotiated agreements with NYNEX for New York, with Pacific Telesis for California and with Bell South for its entire region. TCG was required to seek arbitration with ILECs to obtain interconnection agreements in other states where the Company operates. During this process TCG has been able to operate pursuant to pre-existing arrangements with ILECs. TCG's initial set of arbitrations are largely at an end and its interconnection agreements are either final or nearing final regulatory approval. However, some ILECs are seeking judicial review of the arbitrated decisions and certain of TCG's final interconnection agreements are subject to appeal to federal and state courts as permitted by the 1996 Act. In particular, TCG's agreements with U S WEST in Arizona, Colorado and Washington (State) have been appealed by U S WEST and its agreement with Southwestern Bell in Texas has been appealed by Southwestern Bell. TCG has appealed its agreement with Ameritech in Wisconsin. In none of these appeals has a preliminary injunction been sought or granted and accordingly the interconnection agreements as approved by the State PUCs remain valid and in effect.

     On August 8, 1996, the FCC released both a First Report and Order and a Second Report and Order and Memorandum Opinion and Order in its CC Docket No.
96-98 (collectively, the "Interconnection Orders").   The Interconnection Orders
establish a framework of minimum national rules designed to enable State PUCs and the FCC to begin implementing many of the local competition provisions of the 1996 Act. On September 27, 1996, the FCC issued an Order on Reconsideration of the First Report and Order in CC Docket No. 96-98, in which it added a non-usage sensitive charge to the rate for unbundled switching and clarified that, as a practical matter, an IXC may not lease unbundled switching for the provision of exchange access service only. Although the new rules were scheduled to become effective on September 30, 1996, numerous parties to the rulemaking filed petitions for review of the Interconnection Orders, and the U.S. Court of Appeals for the Eighth Circuit on October 15, 1996 issued a stay of certain provisions of the Orders pending resolution of the pending appeals. The stay will defer effectiveness of the FCC's pricing rules and the "pick and choose" rule, which allows CLECs to receive the benefit of the most favorable provisions contained in an ILEC's agreements with other carriers, until the Court of Appeals issues a decision in the appeal. On November 12, 1996, the U.S. Supreme Court rejected applications to vacate the stay filed by the United States and intervenors in support of the United

States. The appeals of the FCC's First Report and Order have been fully briefed, and oral argument occurred on January 17, 1997. Petitions for review have also been filed with the FCC challenging certain other aspects of the
Interconnection Orders.   Oral argument on petitions for review of the Second
Interconnection Order is scheduled to occur in mid-April 1997. In addition, a number of parties have filed petitions with the FCC, asking the FCC to reconsider and revise portions of the Interconnection Orders. TCG is unable to predict whether the new rules and policies described above will be further revised by the FCC on reconsideration or set aside by the Court of Appeals, or whether another federal court would find that some or all portions of the 1996 Act are unconstitutional.

     ILEC Provision of InterLATA Services. The 1996 Act establishes procedures under which certain ILECs (Ameritech, Bell Atlantic, Bell South, NYNEX, Pacific Telesis Group, SBC Communications and U S WEST) can provide long distance services within their telephone service areas, upon satisfying certain
conditions, subject to  the FCC's approval.   Although no such ILECs have
applications for long distance authority pending at the FCC (Ameritech, the only ILEC to file such an application, withdrew its request), ILECs are expected to make such filings in the future. The ability of such ILECs to provide long distance services will enable them to provide customers with a full range of local and long distance telecommunications services. The provision of long distance services by such ILECs may reduce the market share of the major long distance carriers, which are among TCG's largest customers, but TCG believes it may encourage these carriers to use TCG's and other CLECs' services instead of such ILECs' services.

     Access Charge Reform. On December 24, 1996, the FCC adopted certain changes and proposed other changes in the interstate access charge system. The FCC removed restrictions on ILECs' ability to lower access prices and relaxed the regulation of new switched access services in those markets where there are other providers of access services. If this increased pricing flexibility is not effectively monitored by federal regulators, it could have a material adverse effect on TCG's ability to compete in providing interstate access services. The FCC also proposed rules to reform the interstate access charge rate structure, including proposals that would either grant ILECs increased pricing flexibility based on increased levels of competition, or mandate lower rates regardless of the level of competition. Although it is impossible to predict the outcome of the upcoming access charge reform, TCG believes that it is likely that the planned reform of the FCC's access charge rules ultimately will result in a significant restructuring of the rates for ILEC interstate switched access services, and a significant increase in pricing flexibility for ILECs.

     Other 1996 Act Provisions. The 1996 Act contains other provisions that potentially could affect TCG's business, which may be subject to FCC rulemaking and judicial interpretation, including a provision that limits the ability of a cable television operator and its affiliates to acquire more than a 10% financial interest or any management interest in a LEC which provides local exchange service in such cable operator's franchise area.

     Telephone Numbering Issues. On July 2, 1996, the FCC released its First Report and Order and Further Notice of Proposed Rulemaking promulgating rules and regulations to implement

Congress' statutory directive concerning number portability (the "Number Portability Order"). The Number Portability Order was modified on March 6, 1997. As modified, the Number Portability Order requires all ILECs and CLECs to begin phased development of a long-term service provider portability method in the 100 largest Metropolitan Statistical Areas ("MSAs") no later than October 1, 1997, and to complete deployment in those MSAs by December 31, 1998 for all MSAs in which another carrier has made a specific request for the provision of portability. After December 31, 1998, each ILEC and CLEC must make number portability available within specific time frames after receiving a specific request by another telecommunications carrier. Until long-term service portability is available, ILECs and CLECs must provide currently available number portability measures as soon as reasonably possible after a specific request from another carrier. As new carriers are at a competitive disadvantage without telephone number portability, the Number Portability Order should enhance the ability of the Company to offer service in competition with the ILECs, but it is uncertain how effective these regulations will be in promoting number portability. The Number Portability Order does not address how the costs of implementing long-term service portability, which could be substantial, will be recovered.

     State Regulation. Most State PUCs require carriers that wish to provide local and other jurisdictionally intrastate common carrier services to be authorized to provide such services. TCG's operating subsidiaries are authorized to provide local exchange services in Arizona, California, Colorado, Connecticut, the District of Columbia, Florida, Illinois, Indiana, Maryland, Massachusetts, Michigan, Missouri, Nebraska, New Jersey, New York, Ohio, Oregon, Pennsylvania, Rhode Island, Texas, Utah, Virginia, Washington and Wisconsin.
TCG expects to file for CLEC authority in a number of additional states in 1997, and to seek geographically broadened authority in states in which it already holds LEC authority for portions of the state.

     TCG typically is not subject to price regulation or to rate of return regulation for its intrastate services. In most states, TCG is required to file tariffs setting forth the terms, conditions and prices for its intrastate services. In some jurisdictions, the tariff can list a rate range for intrastate services. TCG may be subject to additional regulatory burdens in some states, such as quality of service requirements, the requirement to offer residential service and universal service contributions. TCG's ability to incur long-term indebtedness is subject to the approval of the New York Public Service Commission and the New Jersey Board of Public Utilities, which have granted TCG authority to issue up to $2 billion of long term debt, a level well in excess of the Company's current level of long-term indebtedness.

     Local Government Authorizations. TCG may be required to obtain from municipal authorities in certain cities street opening and construction permits and other rights-of-way to install and expand its digital networks. In some cities, TCG's affiliates or subcontractors may already possess the requisite authorizations to construct or expand TCG networks.

     In some of the metropolitan areas where TCG provides network services, TCG may pay license or franchise fees. There can be no assurance that municipalities that do not currently impose fees will not seek to impose fees in the future, nor is there any assurance that following the expiration of existing authorizations, fees will remain at their current levels. Under the 1996 Act, such fees must be fair and reasonable, applied on a competitively neutral and non-discriminatory basis and be publicly disclosed by the relevant governmental entity. There can be no assurance, however, that municipalities that currently favor the ILECs will conform their practices in a timely manner or without legal challenges by the TCG or another CLEC. In September 1996, TCG filed suit in federal district court alleging that the City of Dearborn, Michigan acted in unlawful and discriminatory manner in imposing a fee equal to a percentage of gross revenues for its use of public rights-of-way, which fee is not imposed on the local ILEC (Ameritech Michigan) in violation of applicable state law and Section 253(c) of the 1996 Act. TCG's suit is currently awaiting trial in the U.S. District Court for the Eastern District of Michigan (Southern Division). In addition, in July 1996, a subsidiary of TCG, Teleport Communications (New York) ("TCNY") filed suit in United States District Court in Newark, New Jersey alleging that an ordinance adopted by the Township of Bloomfield, New Jersey imposing a fee per linear foot per year for the right to use a public right-of-way is unlawfully discriminatory, in violation of the United States Constitution and Section 253(c) of the Communications Act. TCNY has filed a motion for summary judgment, which is currently awaiting action by the U.S. District Court for the District of New Jersey. In addition, in February 1997 the City of Chattanooga joined TCG in a pending action in the U.S. District Court for Eastern Tennessee seeking to interpret the nondiscriminatory and competitively neutral requirements of
Section 253(c) of the 1996 Act.

     TCNY and The City of New York entered into a Franchise Agreement, dated as of May 2, 1994 (the "New York Franchise") pursuant to which The City of New York granted TCNY the non-exclusive right for a term of fifteen years to provide Telecommunications Services (as defined in the New York Franchise) in The City of New York. In addition to other payments specifically required by the New York Franchise, the New York Franchise requires that TCNY pay to The City of New York as an annual franchise fee an amount based on a percentage of TCNY's gross revenues. TCG is restricted under the terms of the New York Franchise from providing cable service or mobile telecommunications services in The City of New York. TCNY has recently entered into discussions with The City of New York regarding the possible amendment of the New York Franchise.


                             THE COMPANY'S SERVICES

     The Company provides its customers with a wide array of local telecommunications services, including basic local exchange telephone services, enhanced switched services, Internet services, dedicated services, high-speed switched data services, disaster avoidance services and video channel transmission services. Switched voice services offered by the Company primarily use high-capacity digital switches to route voice transmission anywhere on the public switched telephone network. TCG's dedicated services, which include private line and special access services, use high-capacity digital circuits to carry voice, data and video transmission from point-to-point in multiple configurations. The Company provides its media industry customers with point-to-point, broadcast-quality video channels for video transmission between two or more locations, including video link services to all the major television networks as well as to other programmers. The Company also provides private network management and systems integration services for businesses that require combinations of various dedicated and switched telecommunications services.

SWITCHED SERVICES

      The Company's switched services provide customers with local dial tone and local and regional calling capabilities and connection to their interexchange carriers. The Company's switched services are branded under the "Prime" name and include the following:

      PrimeNBX /SM/ gives voice and data customers a choice for analog, digital voice-only and ISDN Centrex telephone lines to customers' desktops. With PrimeNBX, TCG owns, houses, manages and maintains the switch. PrimeNBX allows customers to retain control over network configurations. Lines can be added, deleted and moved as needed. Business customers can utilize TCG as their primary Centrex provider, as a supplement to the ILEC's Centrex service, or as an addition to a fully-utilized customer owned private branch exchange ("PBX").

      PrimeXpress /SM/ service is utilized by PBX users to provide access to the local, regional and long distance telephone networks. PBX customers may use either the Company's telephone numbers or their ILEC-assigned telephone numbers. Customer access to the Company's network is accomplished by a DS-1 digital connection or analog trunks between the customer's PBX port and the Company's switching centers.

      PrimePath /SM/ service enables customers to connect to the TCG network using Prime Business Lines or Prime Business PBX Trunks. PrimePath is available in a variety of feature packages which have been developed to serve TCG customers, with features such as Call- Waiting, Call-Forwarding, Conference Calling and PrimeMail voice mail.

      PrimePlus /SM/ service provides customers with a competitive alternative to ILEC service for intraLATA toll calls. It is a customized, high quality calling plan available to PrimeNBX, PrimePath and PrimeXpress customers. TCG works with customers to devise cost-saving intraLATA calling programs based on actual usage and calling patterns.

      PrimeOne /SM / service is basic local exchange service which can be tailored to a customer's particular calling requirements. Local telephone service includes operator and directory assistance services, as well as an intraLATA toll plan.

      TCG Pay Phone Services provide full public pay telephone service to public customers and dial tone services and access lines to other public pay telephone providers. TCG is the primary provider of public pay phone service for all properties of The Port Authority of New York and New Jersey, including Kennedy, La Guardia and Newark airports. In 1996 TCG was awarded a multi-year exclusive contract to provide all pay phone services at the Sky Harbor International Airport and other municipal airports in Phoenix, Arizona.

      Switched Access Services provides interexchange carriers with a switched connection to their customers for the origination and termination of long distance telephone calls.

      Integrated Services Digital Network ("ISDN") PrimePlex/SM/ Services provides TCG's customers with multiple voice and data communications services over a single telecommunications line, The Company's ISDN services allow customers to perform multiple functions such as simultaneous voice and computer links, and enable the Company to offer customers value-added features. High speed ISDN applications include desk top video conferencing, interconnection of local area networks ("LANs") and Internet access.

      Advanced Intelligent Network ("AIN") Services, utilizing the Bellcore ISCP/tm / format, offer customers advanced, customized switching features which may include local number portability.

DEDICATED SERVICES

     The Company's dedicated services, which include special access and digital private line services, use high-capacity digital circuits to carry voice, data and video transmission from point-to-point in flexible configurations involving different standardized transmission speeds and circuit capacities, including:

     DS-0 A dedicated service that accommodates business communications with digital data transmission through a voice grade equivalent circuit with a capacity of up to 64 kilobits per second ("kbps"). This service offers a private line digital channel for connecting telephones, fax machines, personal computers and other telecommunications equipment. Multiple DS-0 services are offered in a variety of combinations, depending on the particular application and can also provide voice grade analog connections.

     DS-1 A high speed digital channel that typically links customer locations to long distance carriers or other customer locations. Used for multiple voice or data transmission, access to the Internet and interconnection of LANs, DS-1 services accommodate digital data transmission capacity of up to
     1.544 megabits per second ("mbps"), the equivalent of 24 voice grade circuits.

     European-Standard DS-1(E-1) The Company was the first U.S.-based local carrier to offer this dedicated high capacity service, which allows customers to accommodate their international traffic with a digital data transmission capacity of up to 2.048 mpbs, which is equivalent to 30 voice grade equivalent circuits. This dedicated service offers international business customers the flexibility to connect their United States locations to international circuits that operate at the high capacity European standard transmission speed.

     DS-3 With digital data transmission capacity of up to 44.736 mbps, this dedicated service provides a very high capacity digital channel, which is equivalent to 28 DS-1 circuits or 672 voice grade equivalent circuits. This digital service is used by long distance carriers for central office connection and by some large corporate users to link multiple sites. It is also used for data services applications.

     TCG OmniRing(SM) service provides a standard Optical Carrier ("OC") service for those customers requiring enhanced network survivability, advanced network architectures and centralized network monitoring and management capabilities. With TCG OmniRing customers enjoy the benefits of dedicated private local OC3 or OC12 synchronous optical network ("SONET") rings between various customer-designated sites and the Company's nodes.

DATA SERVICES

     The Company offers its customers a broad array of data services that enable customers to create their own internal computer networks and access external computer networks and the Internet. In 1992, TCG introduced its native speed LAN inter-networking data service which is used to connect workstations and personal computer users on one or more LANs. Called OmniLAN /SM/, this service provides users with transmission capacity for 10 mbps Ethernet, 4 and 16 mbps Token Ring and 100 mpbs FDDI LAN interconnections. Native speed services avoid the bottleneck problems that are frequently encountered with customary DS-1 connections by providing the customer with a circuit that matches the transmission speeds of its LAN. OmniLAN provides dedicated circuits, guaranteed transmission capacity and guaranteed bandwidth for virtually all LAN applications. Users can share files and databases as if they were all working on the same computer, or within the same LAN. In 1996 TCG introduced Fast Ethernet LAN Interconnect Service for business customers which have or plan to build Fast Ethernet networks and require native speed connections between geographically disparate LANs.

     As companies and communications become more sophisticated, there is an increased need for customer access to superior traffic management of sensitive data, video and voice transmission within a single metropolitan area or between various company operations. The Company's switched data services, called OmniStream /SM/, offer sophisticated switched data services over the Company's SONET/ATM backbone and provide high standards in reliability and flexibility while enabling users to reduce the costs associated with interconnecting various geographically dispersed and architecturally diverse information systems. The Company's ATM platform supports evolving high-speed applications, such as multimedia, desktop video conferencing and medical imaging. Additionally, the Company's services allow users to interconnect both high speed and low speed LAN environments. Customers also benefit from flexible billing, as well as detailed usage reports.

INTERNET SERVICES

     OmniOnLine/SM / Internet Services provide business customers with basic
     Internet access over   TCG's SONET based ATM backbone network.

     CERFnet Services include a full range of Internet-related services for businesses and professionals. These services include basic Internet dial up access for professionals and small businesses, marketed as DIALn'CERF(SM) services and dedicated Internet access for larger customers at speeds ranging from 56 kbps to DS-3, as well as LAN connections. CERFnet also provides World Wide Web hosting services; the customer may choose to locate its Internet server on its own premises with CERFn'WEB(SM) services or may colocate its server at a CERFnet facility connected directly to CERFnet's Internet backbone with WEB SuperSite(SM) services. CERFnet also offers Internet training and consulting including the design of World Wide Web sites.

VIDEO SERVICES

     TCG provides analog video link services to its media industry customers, including all of the major television networks as well as to many cable services and independent programmers. The Company's video services include offering a broadcast quality, analog channel which can be provided on a point-to-point or point-to-multipoint basis.

WIRELESS SERVICES

     OmniWave /SM/ services, TCG's 38 GHZ digital milliwave private line service, supports capacities of 4 DS-1s, 8 DS-1s and 1 DS-3. These services can be multiplexed at either end of the circuit to provide lower levels of bandwidth. OmniWave services utilize a broadband milliwave transmission spectrum for quality and reliability that is comparable to that achieved by conventional fiber optic networks. BizTel is TCG's primary and preferred provider of these services.

RESIDENTIAL SERVICES

     TCG currently offers residential telephony services on a retail basis in several multiple dwelling units and in a number of single family residences and continues to develop services for this market. The Company has also commenced offering residential services directly to consumers in New York City. TCG provides wholesale local exchange services, including local and long distance toll usage, features and auxiliary functions such as network provisioning, installation, customer service, billing, operator services, and directory assistance. TCG's customers, which resell these services to individual users, include landlords, real estate development and management companies and the Cable Stockholders.

CUSTOMERS AND MARKETING

     The Company's customers are principally telecommunications-intensive businesses, hospitals, and educational institutions, governmental agencies, long distance carriers and resellers, Internet service providers, disaster recovery service providers and wireless communications companies. In 1985, the Company's customers were primarily long distance carriers. While the Company's carrier business has continued to grow, in 1996 all other customers (including resellers) accounted for approximately 62% of the Company's pro forma revenues. During 1996, the company's top 10 customers accounted for approximately 52% of TCG's total pro forma revenues. Sprint accounted for more than 10% of such revenues, and no customer accounted for 15% or more of such revenues.

     The Company has sought to establish "TCG"(R) , "Prime-" and "Omni-" as recognized brand names for its services and products. TCG plans to rebrand the
Internet services of its CERFnet subsidiary as "TCG CERFnet" services.   The
Company's marketing emphasizes its state-of-the art digital networks, flexibly priced products and services, responsive customer service orientation and integrated operations, customer support and network monitoring and management systems. For large telecommunications-intensive businesses that depend on accurate and reliable telecommunications, the Company promotes the operational and strategic security achieved through vendor and physical diversity. The Company's centrally managed customer care and support operations are designed to facilitate the installation of new services and the processing of orders for changes and upgrades in TCG customer services. The Company seeks to be among the first to introduce new telecommunications products and service, thereby increasing usage among existing TCG customers and attracting new customers to the Company's networks.

     The Company generally offers its services in accordance with applicable tariffs filed with the FCC (for interstate services) and State PUCs (for intrastate services). As a non-dominant carrier, TCG does not have to cost-justify its rates and frequently enters into customer and service specific arrangements. The services offered by TCG are typically priced at a modest discount to the prices of the ILECs.

     With a direct sales force in each of its markets, TCG initially targets the large telecommunications-intensive businesses concentrated in the major metropolitan markets served by its networks. The Company's customers in these markets include financial services firms, media and health care companies and educational and governmental institutions. In addition, TCG markets its services through sales agents, landlords, advertisements, trade journals, media relations, direct mail and participation in trade conferences.

     The Company is increasing its marketing to small and medium-sized business customers. The Company's strategies for addressing this market include (i) hiring and training specialized account executives dedicated to developing this market; (ii) increased marketing to this class of customers in office buildings or multiple dwelling units already served by TCG's network; (iii) developing special services and packages of services attractive to this market segment; and
(iv) employing 38 GHz wireless technology to reach these customers cost-effectively. The Company believes that this market segment offers significant opportunities.

     TCG also targets long distance carriers and resellers, Internet service providers, disaster recovery service providers and wireless telephone companies through its national sales organization. The Company has master services agreements (which generally set forth technical standards, ordering processes, pricing methodologies and service grade requirements, but do not guarantee any specified level of business for TCG) with a significant number of long distance carriers. AT&T considers TCG a preferred national supplier of dedicated and switched access services. By providing long distance companies a local connection to their customers, the Company enables these carriers to avoid complete dependence on the ILECs for access and to obtain a high quality, reliable local connection at savings over the ILECs' charges. The national scope of the Company's local networks allows it to offer high volume business customers and long distance carriers uniformity of services, pricing, quality standards and customer service. In addition, the Company has arrangements with other telecommunications providers, including shared tenant service providers, cable television companies and long distance carriers, to resell TCG's services. TCG has engaged in technical trials pursuant to which certain long distance carriers have resold TCG local exchange service and intraLATA toll service bundled with their long distance service. These trials began in the second half of 1995, and as of December 31, 1996, one such trial was continuing. Because of the limited scope and preliminary nature of these trials, the Company is unable to determine at this time whether these services will be expanded or become commercial offerings.
The Company believes that it has been and will continue to be one of the largest providers of competitive local access services for long distance carriers.

                                  COMPETITION

     The Company faces substantial and increasing competition in each of the metropolitan areas it serves or plans to serve from entities that offer services similar to those offered by TCG, including ILECs such as Ameritech, Bell Atlantic, Bell South, NYNEX, Pacific Telesis Group, SBC Communications, U S WEST, Southern New England Telecommunications and GTE. The Company believes that ILECs generally benefit from their long-standing relations with customers, substantial technical and financial resources, established ubiquitous networks and federal and state regulations that could provide them with increased pricing flexibility as competition increases. In addition, in most of the metropolitan areas in which the Company currently operates, at least one, and sometimes several, other CLECs offer substantially similar services at substantially similar prices to those of the Company. Other CLECs, ILECs entering new geographic markets, cable television companies, electric utilities, long distance carriers, microwave carriers, wireless telephone system operators and private networks built by large end users may offer services similar to those offered by the Company. In addition, the current trend of actual and proposed business combinations and alliances in the telecommunications industry, which include mergers between ILECs, between interexchange carriers ("IXCs") and international carriers and between IXCs and CLECs, may create significant new competitors for the Company.

     The 1996 Act is intended to increase competition in the local telecommunications business. The 1996 Act requires all local exchange providers, including the Company and new entrants, to offer their services for resale and requires ILECs to offer their substantial network facilities on a discounted wholesale basis and on an unbundled basis. These requirements may facilitate entry by new competitors without substantial capital risk or investment. However, there can be no assurance that any rates or facilities offered by ILECs to TCG or other CLECs will be economically attractive or technically viable.

     The Company believes that the 1996 Act will provide it with increased business opportunities and potentially better margins by opening all local markets to competition and by requiring ILECs to provide improved direct interconnection at lower cost. However, under the 1996 Act, the FCC and some state regulatory authorities may provide ILECs with increased flexibility to reprice their service as competition develops and as ILECs allow competitors to interconnect to their networks. In addition, some new entrants in the local market may price certain services to a particular customer or for a particular route below the prices charged by the Company for services to that customer or for that route, just as the Company may itself underprice those new entrants. If ILECs and other competitors lower their rates and can sustain significantly lower prices over time, this may adversely affect revenues and margins of TCG. If regulatory decisions permit the ILECs to charge CLECs substantial fees for interconnection to the ILECs' networks or afford ILECs other regulatory relief, such decisions could also have a material adverse effect on the Company. However, the Company believes that the negative effects of the 1996 Act may be more than offset by
(i) increased revenues available as a result of being able to address the entire local exchange market, (ii) mutual reciprocal compensation with the ILEC that results in TCG terminating its local exchange traffic on the ILEC's network at little or no net cost to TCG, (iii) obtaining access to off-network customers through more reasonably priced expanded interconnection with ILEC networks and
(iv) a shift by IXCs to purchase access services from CLECs instead of ILECs. There can be no assurance, however, that these anticipated results will offset completely the effects of increased competition as a result of the 1996 Act.

     In addition, historically, the Company has been able to build new networks and expand existing networks in a more timely and economical manner than most CLEC competitors through strategic arrangements such as leasing fiber optic cable from cable operators that already possess rights-of-way and have facilities in place. The Company intends to use its experience and presence in the telecommunications industry to further develop and expand its existing telecommunications infrastructure.

     Currently, TCG's services are predominantly local and regional, although TCG does offer wholesale and other long distance services on a limited basis. However, TCG has examined from time to time, and will continue to examine, opportunities to expand its provisioning of other related telecommunications services such as providing long distance and local services on a packaged basis. If the Company were to expand its provisioning of telecommunications or Internet services, it could incur certain additional risks in connection with such expansion, including technological compatibility risks, legal and regulatory risks and possible adverse reaction by some of its current customers.

     All of the Cable Stockholders are in the telecommunications business and may, now or in the future, provide services which are the same or similar to those provided by TCG. In addition, affiliates of TCI, Cox and Comcast, which collectively have designated a majority of the directors of the Company, together with an affiliate of Sprint, have formed Sprint Spectrum, a partnership created to provide certain wireless telecommunications services. In addition affiliates of TCI, Cox and Comcast are principal owners of At Home Corporation, a provider of Internet related services over the @Home Network.(TM) No assurance can be given that the Cable Stockholders will not compete with TCG in certain markets or in the provision of certain telecommunications services. Although directors of TCG who are also directors, officers or employees of the Cable Stockholders or any of their respective affiliates have certain fiduciary obligations to TCG under Delaware law, such directors and the Cable Stockholders, as the controlling stockholders of TCG, are in positions that may create conflicts of interest with respect to certain business opportunities available to and certain transactions involving the Company. The Cable Stockholders have not adopted any special voting procedures to deal with such conflicts of interest, and there can be no assurance that any such conflict will be resolved in favor of TCG. In this regard, TCG's Amended and Restated Certificate of Incorporation provides that TCG may not provide certain (i) wireless communications services (other than products and services delivered via point-to-point microwave and milliwave transmissions) or (ii) telecommunications services to residences until, in each case, the earlier of the date that is five years after the filing of the Amended and Restated Certificate of Incorporation or the date on which the holders of Class B Common Stock no longer represent at least 50% of the voting power of the outstanding Common Stock of the Company, without the affirmative vote of the holders of a majority of the Class B Common Stock, subject to certain exceptions.

                          FORWARD- LOOKING STATEMENTS

     The matters discussed or incorporated by reference in this Form 10-K contain forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Actual results and events may differ significantly from those discussed in such forward-looking statements.
In addition to other information discussed herein, factors that might cause or contribute to such differences include the risks and uncertainties set forth under the caption "Risk Factors" in the Prospectuses, dated as of June 27, 1996, relating to the Stock Offering and to the Notes Offerings, respectively, included in the Company's Registration Statements on Form S-1 (File Nos. 333-3850 and 333-3984).

ITEM 2. PROPERTIES

                                  THE NETWORKS

     The Company uses the latest technologies and network architectures to develop a highly reliable infrastructure for delivering high speed, quality digital transmission of voice, data and video telecommunications. The basic transmission platform consists primarily of optical fiber equipped with high capacity SONET equipment deployed in self-healing rings. These SONET rings give TCG the capability of routing customer traffic simultaneously in both directions around the ring thereby eliminating loss of service in the event of a cable cut. The Company extends SONET rings or point-to-point links from rings to each customer's premises over its own fiber optic cable, unbundled facilities obtained from ILECs, microwave (including 38 GHz milliwave) transmission facilities (primarily provided by BizTel) and other technologies. TCG also installs diverse building entry points where a customer's security needs require such redundancy. TCG then places necessary customer-dedicated or shared electronic equipment at a location near or in the customer's premises to terminate the link.

     TCG serves its customers from one or more nodes or hubs strategically positioned throughout its networks. The node houses the transmission and switching equipment needed to interconnect customers with each other, the interexchange carriers and other local exchange networks. Redundant electronics, with automatic switching to the backup equipment in the event of failure, protect against signal deterioration or outages. Continuous monitoring of system components focuses on proactively avoiding problems rather than just reacting upon failure.

     TCG adds switched, dedicated, Internet and data services to its basic fiber optic transmission platform by installing sophisticated digital electronics at its network nodes and at customer locations. TCG's advanced ISDN-capable digital telephone switches are connected to multiple ILEC and long distance carrier switches to provide TCG's customers access to every telephone in the local market as well as across the country and around the world. Similarly, TCG provides ATM switched and LAN multiplexers at the customer's premises and in its nodes to provide high speed LAN interconnection and native ATM services.

     The Company's strategy for adding customers is designed to maximize the speed and impact of its marketing efforts while maintaining attractive rates of return on capital invested to connect customers directly to its networks. To initially serve a new customer, for example, TCG may use various transitional links, such as reselling a portion of the ILEC's network and, where appropriate, using alternative transmission services such as microwave, including 38 GHz milliwave, transmission. Once the new customer's communications volume and product needs are identified, the Company may build its own fiber optic connection between the customer's premises and its networks to accommodate (i) the customer's current and future telecommunications needs and (ii) the Company's efforts to maximize return on network investment.

     In determining which new markets to enter, the Company carefully analyzes the potential customer base and competitive condition within the market. The Company is planning on building new facilities, entering into fiber leases, and other arrangements with cable television companies and other carriers, acquiring existing telecommunications providers and exploring new technologies that have potential to enhance network expansion (such as the use of microwave radio facilities). The Company also seeks to utilize relationships with the Cable Stockholders or other cable television operators who have an existing presence in the market and with which the Company may be able to develop a fiber optic network rapidly and efficiently. As a facilities-based carrier, the Company utilizes a variety of means to expand geographically, including rights-of-way, easements, poles, ducts and conduits that are available from cable television operators, incumbent local exchange carriers, railways, subways, electric, gas and water utilities and municipal, state and federal street and highway authorities. TCG plans to continue making selected acquisitions of existing local telecommunications networks in markets in which it has existing local telecommunications operations or which are geographically proximate to such markets, as well as in markets that are otherwise attractive to TCG. The Company's use of BizTel as its primary and preferred provider of 38 GHz services offers the Company the opportunity to market telecommunications facilities to customers in geographical areas where the Company has not yet constructed, and may not find it economical to construct, fiber optic facilities.

     The following chart sets forth information regarding each of the Company's active or currently planned local telecommunications networks as of December 31, 1996:

                                                                             Date of
    Metropolitan                                                              First     ---------  Services   ----
        Area                       Metropolitan Market(a)                    Revenue    Dedicated  Switched   Data
        ----                       ----------------------                    -------    ---------  --------   ----
New York/New Jersey...  Bergen- Passaic                Nassau-Suffolk           7/85        x          x        x
                        Jersey City                    New York
                        Middlesex-Somerset-            Newark
                        Hunterdon                      Trenton

Boston................  Boston                         Lawrence                 5/89        x          x        x
                        Brockton                       Worcester


San Francisco.........  Oakland                                                 4/90        x          x        x
                        San Francisco
                        San Jose

Chicago...............  Chicago                                                 5/90        x          x        x
                        Gary

Los Angeles...........  Los Angeles - Long Beach                               10/90        x          x        x
                        Orange County

Houston...............  Houston                                                 5/91        x          x        x

Dallas................  Dallas                                                  6/91        x          x        x
                        Fort Worth - Arlington

Omaha.................  Omaha                                                   1/93        x                   x

Seattle...............  Bellingham                                              1/93        x          x        x
                        Seattle-Bellevue-Everett
                        Tacoma

San Diego.............  San Diego                                               2/93        x          x        x

Milwaukee.............  Kenosha                                                 8/93        x          x        x
                        Milwaukee - Waukesha
                        Racine

Detroit...............  Detroit                                                11/93        x          x        x

Miami/Ft. Lauderdale..  Fort Lauderdale                                        12/93        x          x
                        Miami
                        W. Palm Beach - Boca Raton

Phoenix...............  Phoenix - Mesa                                          3/94        x          x        x

Hartford..............  Bridgeport            New London -Norwich               3/94        x          x        x
                        Danbury               New Haven - Meriden
                        Hartford              Waterbury

St. Louis.............  St. Louis                                               3/94        x                   x


                                                                             Date of
    Metropolitan                                                              First     ---------  Services   ----
        Area                       Metropolitan Market(a)                    Revenue    Dedicated  Switched   Data
        ----                       ----------------------                    -------    ---------  --------   ----

Indianapolis..........  Indianapolis                                           10/94        x          x        x

Baltimore/Washington..  Baltimore                                              10/94        x          x        x
                        Washington, D.C.

Pittsburgh............  Pittsburgh                                              1/95        x          x        x

Denver................  Boulder - Longmont                                      8/95        x          x        x
                        Denver

Providence............  Providence - Fall River - Warwick                       9/95        x          x

Cleveland.............  Cleveland-Lorain-Elyria                                 2/97        x

Portland (Oregon).....  Portland -Vancouver                                     8/96        x

Salt Lake City........  Salt Lake City - Ogden                                 11/96        x

Birmingham............  Birmingham                                           in progress

Chattanooga...........  Chattanooga                                          in progress

Knoxville.............  Knoxville                                            in progress

Nashville.............  Nashville                                            in progress

Tampa Bay.............  Tampa Bay                                            in progress

Orlando...............  Orlando                                              in progress

Columbus (Ohio).......  Columbus                                             in progress

Charlotte.............  Charlotte                                            in progress

Cincinnati............  Cincinnati                                           in progress

Atlanta...............  Atlanta                                              in progress

Minneapolis-St. Paul..  Minneapolis-St. Paul                                 in progress

Sacramento............  Sacramento                                           in progress

(a) Consists of primary metropolitan statistical areas, metropolitan statistical areas and New England consolidated metropolitan areas, as defined by the U.S. Census Bureau.


     The Company leases network hub sites and other facility locations and sales and administrative offices in each of the cities in which its operates networks. During the years ended December 31, 1995 and 1996, rental expense for operating leases totaled $11.8 million and $18.0 million, respectively. On a pro forma basis, rental expense for operating leases totaled $16.4 million and $20.4 million for the years ended December 31, 1995 and 1996, respectively. The Company has no significant real estate holdings. Management believes that its properties, taken as a whole, are in good operating condition and are suitable and adequate for the Company's business operations. The Company currently leases approximately 200,000 square feet of space at

The Teleport complex in Staten Island, New York, where it maintains its headquarters, approximately 120,000 square feet in Dayton, New Jersey, where its principal executive offices are located, and approximately 70,000 square feet in Englewood, Colorado where its National Customer Service Center is located.

ITEM 3. LEGAL PROCEEDINGS

     The Company is a party to various claims and legal proceedings arising in the ordinary course of business. The Company does not believe that such claims or proceedings, individually or in the aggregate, will have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5. MARKET PRICE FOR REGISTRANT'S CLASS A COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Price Range of Class A Common Stock

     The Registrant's Class A Common Stock commenced trading on the Nasdaq National Market on June 27, 1997 under the symbol "TCGI". As of March 20, 1997, the last reported sale price of the Class A Common Stock was $23 3/4. As of March 24, 1997, there were approximately 13,315 holders of record of the Class A Common Stock. The following table sets forth the high and low sale prices of the Class A Common Stock as reported by the Nasdaq National Market for each of the quarters in the period commencing June 27, 1996 through the quarter ended December 31, 1996.


      1996                       HIGH                    LOW
      ----                       ----                    ---
Second Quarter                  19 1/8                      16
Third Quarter                   27 3/8                  14 1/8
Fourth Quarter                  35 3/8                      22

Dividend Policy

     The Registrant has never paid or declared dividends on its capital stock and intends to retain future earnings to finance the development and expansion of its networks and operations. The Registrant does not anticipate paying any
cash dividends in the foreseeable future on its capital stock.   Any decision
whether to pay cash dividends will be made by the Company's Board of Directors in light of the conditions then existing, including the Company's results of operations, financial condition and requirements, business conditions and other factors. In addition, the Indentures governing the Registrant's 9 7/8% Senior Notes due 2006 and 11 1/8% Senior Discount Notes due 2007 contain covenants which may limit the ability of the Registrant to pay dividends on the Class A Common Stock.

Recent Sales of Unregistered Securities

     In connection with the Reorganization, the Registrant issued 69,250,230 shares of Class B Common Stock to the Cable Stockholders. Following the Offerings, the Registrant issued 1,011,528 shares of Class A Common Stock to TCI for certain partnership interests. See "Business -- The Reorganization". Concurrent with the Offerings, the Registrant issued an aggregate of 576,263 shares of Class A Common Stock for the acquisition of the interest in TCG Detroit not owned by the Registrant. In each of the foregoing instances, the issuance of Common Stock was deemed exempt from the registration requirements of the Securities Act as a transaction not involving any public offering, pursuant to Section 4(2) of the Securities Act. These transactions are the only instance where the Registrant issued unregistered securities during the fiscal year ended December 31, 1996.

     Since December 31, 1996, the Registrant has issued (i) an aggregate of 2,100,000 shares of Class A Common Stock in connection with the acquisition of CERFnet, and (ii) 2,757,083 shares of Class A Common Stock in connection with the acquisition of ETC. See "Business -- CERFnet Acquisition" and "Eastern TeleLogic Acquisition ." The issuance of Class A Common Stock in each acquisition was deemed exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act. The recipients of Class A Common Stock in each transaction represented their intentions to acquire the Class A Common Stock for investment purposes only and not with a view to or for sale in connection with any distribution of Class A Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The following tables present selected financial data derived from the audited historical financial statements of TCG and TCG Partners for 1992. Historical summary combined financial data for the years 1993, 1994 and 1995 have been derived from the combined audited historical financial statements of TCG and TCG Partners, and the selected financial data set forth below for 1996 has been derived from the consolidated financial statements of TCG. The financial statements for the years 1994-1996 have been audited by Deloitte & Touche LLP, independent auditors, whose report thereon appears elsewhere in this Form 10-K. The following tables also present selected unaudited pro forma financial data for the years 1995 and 1996, as if the Reorganization had occurred at the beginning of each of the respective years. Pro forma adjustments include the reversal of TCG's equity in losses of 13 Local Market Partnerships for 1996 and 1995, as well as amortization of the goodwill which was recorded upon closing of the transactions and the reduction of interest expense from the conversion of subordinated debt to parents to equity. The summary unaudited pro forma financial information does not purport to represent what TCG's and TCG Partners' results of operations or financial condition would actually have been if the transactions that give rise to the pro forma adjustments had occurred on the dates assumed.


                                                                                                            PRO FORMA FOR THE
                                                                                                            REORGANIZATION (1)
                                                   YEARS ENDED DECEMBER 31,                              YEARS ENDED DECEMBER 31,
                             ---------------------------------------------------------                -----------------------------
                                                         (dollars in thousands, except per share amounts)

                                  1996           1995         1994             1993         1992             1996        1995
                                  ----           ----         ----             ----         ----             ----        ----
STATEMENTS OF OPERATIONS
 DATA:

Revenues:

Telecommunications services     $  244,864       $134,652    $ 99,983        $ 82,374      $  57,256       $ 283,383     $184,852

Management and royalty
 fees from Local  Market
 Partnerships                       22,805         31,517      20,691           1,555              -               -            -
                                ----------       --------    --------        --------      ---------       ---------     --------

Total Revenues                     267,669        166,169     120,674          83,929         57,256         283,383      184,852

Operating expenses                 157,591         93,118      76,573          54,218         28,820         172,374      112,575

Selling, general and
 administrative                     85,025         50,475      39,989          34,281         19,625          98,436       71,688

Depreciation and
 amortization                       78,416         37,837      19,933          16,197         12,035          96,260       62,797
                                ----------       --------    --------        --------      ---------       ---------     --------
Operating loss                     (53,363)       (15,261)    (15,820)        (20,767)        (3,224)        (83,687)     (62,208)
                                ----------       --------    --------        --------      ---------       ---------     --------
Interest:

 Interest income                    30,219          4,067       1,711           1,072            446          29,163        4,824

 Interest expense                  (73,633)       (23,331)     (5,079)         (1,407)        (1,508)        (66,946)     (11,661)
                                ----------       --------    --------        --------      ---------       ---------     --------

Net Interest expense               (43,414)       (19,264)     (3,368)           (335)        (1,062)        (37,783)      (6,837)
                               ===========       ========    ========        ========      =========       =========     ========

Minority interest                    3,520            663       1,395             796           (142)          4,713        3,198

Equity in losses of
 unconsolidated
 affiliates                        (19,400)       (19,541)    (11,763)         (2,114)             -          (7,650)      (1,368)
                                ----------       --------    --------        --------      ---------       ---------     --------

Loss before income taxes          (112,657)       (53,403)    (29,556)        (22,420)        (4,428)       (124,407)     (67,215)

Income tax benefit
 (provision)                        (2,193)          (401)       (433)          4,149              -          (2,193)        (404)
                                ----------       --------    --------        --------      ---------       ---------     --------

Net loss                        $ (114,850)      $(53,804)   $(29,989)       $(18,271)     $  (4,428)      $(126,600)    $(67,619)
                                ==========       ========    ========        ========      =========       ==========    ========

Net loss per share                   (1.00)         (0.77)      (0.43)          (0.26)         (0.06)          (0.86)       (0.51)

Weighted average
  number of shares             114,443,695     70,000,140  70,000,140      70,000,140     70,000,140     146,423,705  132,911,232

OTHER DATA:

EBITDA                          $   25,053       $ 22,576    $  4,113        $ (4,570)     $   8,811       $  12,573     $    589

Capital expenditures (2)           308,112        154,807     143,276         155,184         47,505         358,204       281,601

   Ratio of earnings
   available to cover
   fixed charges (3)                     -              -            -               -               -              -             -

Dividends per share                      -              -            -               -               -              -             -

                                                             As of December 31,
                                 ------------------------------------------------------------------
                                                          (dollars in thousands)
BALANCE SHEET DATA:                  1996          1995          1994          1993          1992
                                     ----          ----          ----          ----          ----
Cash and cash equivalents        $  277,540      $ 11,862      $ 26,000      $ 31,716     $   3,563

Working capital                     545,325       (47,083)      (32,719)      (15,278)      (12,507)

Fixed assets - at cost            1,304,229       545,653       422,964       329,686       193,650

Total assets                      2,050,097       614,793       486,983       365,202       171,583

Long-term debt (including         1,021,063       368,464       200,462        29,689        49,679
 capital lease
 obligations)

Minority interest                         -         4,409         2,903        12,661         6,201

Stockholder's equity and            796,870       125,348       179,152       209,141        77,371
 partners' capital
 (deficit)

(1) Pro forma financial information for the years ended December 31, 1996 and 1995 is as if the Reorganization had occurred at the beginning of each of the respective years. Pro forma adjustments include the reversal of TCG's equity in the losses of 13 Local Market Partnerships for 1996 and 1995, as well as amortization of the goodwill which was recorded upon closing of the transactions and the reduction of interest expense from the conversion of subordinated debt to parents to equity.

(2) Capital expenditures for 1996 are net of the effect of the inclusion of the Local Market Partnerships as of June 30, 1996.

(3) The ratio of earnings to fixed charges is computed by dividing pre-tax income from operations before fixed charges (other than capitalized interest) by fixed charges. Fixed charges consist of interest charges and amortization of debt expenses and discount or premium related to indebtedness, whether expensed or capitalized and that portion of rental expense the Company believes to be representative of interest. For the years 1992, 1993, 1994, 1995 and 1996, earnings were insufficient to cover fixed charges by $4.4 million, $23.3 million, $31.0 million, $54.1 million and $116.2 million. On a basis which is pro forma for the Reorganization, the Company's earnings would have been insufficient to cover fixed charges for the years ended December 31, 1996 and 1995 by $129.1 million and $70.4 million, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

  TCG, the first and largest CLEC in the United States, offers a wide range of local telecommunications services in major metropolitan markets nationwide. The Company competes with ILECs as "The Other Local Phone Company"(R) by providing high quality, integrated telecommunications services, primarily over fiber optic digital networks, to meet the voice, data and video transmission needs of its customers. TCG's customers are principally telecommunications-intensive businesses, hospitals and educational institutions, governmental agencies, long distance carriers and resellers, Internet service providers, disaster recovery service providers and wireless communications companies. TCG offers these customers technologically advanced local telecommunications services, as well as superior customer service, flexible pricing and vendor and route diversity.

  For over 10 years, TCG has developed, operated and expanded its local telecommunications networks. As of December 31, 1996, the Company operated high capacity state-of-the-art digital networks in 51 metropolitan markets, including 17 of the 20 largest metropolitan areas. Company networks were located in metropolitan New York/New Jersey, Los Angeles, Chicago, San Francisco, Boston, Detroit, Baltimore/Washington, D.C., Dallas, Houston, Miami/Ft. Lauderdale, Seattle, San Diego, St. Louis, Pittsburgh, Phoenix, Providence, Denver, Milwaukee, Indianapolis, Hartford, Omaha, Cleveland, Portland (Oregon) and Salt Lake City. When the Company completed its acquisition of ETC, in March 1997, two additional metropolitan markets, Philadelphia and Wilmington (Delaware), were added to TCG's service area. See "Business -- Eastern TeleLogic Acquisition". Additional TCG networks are under development for the metropolitan areas of Nashville, Chattanooga, Knoxville, Birmingham, Cincinnati, Columbus (Ohio), Charlotte, Tampa Bay, Sacramento, Minneapolis-St. Paul, Atlanta and Orlando. Upon the completion of these networks, TCG will operate networks in 65 metropolitan markets including 28 of the 30 largest metropolitan areas.
As of December 31, 1996, the fiber optic networks of the Company's wholly-owned subsidiaries spanned over 6,700 route miles, contained over 345,000 fiber miles and served approximately 7,765 buildings.

  TCG has benefited from its relationships with the parents of its Class B stockholders, TCI, Cox, Comcast and Continental, which are among the largest cable television companies in the United States. Through such relationships, the Company has been able to utilize rights-of-ways, obtain fiber optic facilities and share the cost of building new fiber optic networks, thereby allowing the Company to achieve significant economies of scale and scope through capital efficiencies in extending its existing networks in a rapid, efficient and cost-effective manner.

  The Company believes that it has several advantages that enable it to compete successfully in the new competitive local telecommunications marketplace, including (i) extensive, technologically-advanced networks located or under development in major metropolitan markets nationwide, (ii) state-of-the-art information systems,
(iii) an experienced management team with significant operational, technical, financial and regulatory expertise in the local telecommunications industry,
(iv) positive relationships with its broad array of commercial customers, (v) a reputation for high quality service, and (vi) working relationships with cable television operators.

  On June 27, 1996, TCG sold 27,025,000 shares of Class A Common Stock which resulted in gross proceeds of approximately $432.4 million, and $300 million of Senior Notes due 2006 and $1,073 million of Senior Discount Notes due 2007 as part of an initial public offering. Prior to the Offerings, the Company was owned by subsidiaries of the Cable Stockholders. The business was operated through TCG and, beginning in 1992, TCG Partners, which is a New York general partnership owned prior to the Reorganization by the Cable Stockholders in the same percentages as TCG. TCG Partners was formed to invest, with TCG, the Cable Stockholders and other cable operators, in 14 Local Market Partnerships to develop and operate local telecommunications networks. The Local Market Partnerships were owned by TCG, and/or TCG Partners and certain of the Cable Stockholders which had cable operations in the particular markets addressed by the Local Market Partnerships and, in some cases, other cable operators in such markets. To simplify this complex ownership structure, the Company and the Cable Stockholders agreed to consolidate the ownership of TCG Partners and of the Local Market Partnerships as wholly-owned subsidiaries of TCG. As part of this process, certain of the other cable operators agreed to sell their interests in the Local Market Partnerships to TCG directly or through a Cable Stockholder. See "Business -- The Reorganization".

  In response to customer demand, the Company plans to increase the geographic reach and density of its existing networks by deploying additional fiber optic rings and connecting additional customers to its networks. The costs associated with the initial installation and expansion of each network, including development, installation, certain organizational costs and early operating expenses, are significant and result in negative cash flow for that market until an adequate customer base and revenue stream have been established. In addition to capital expenditures, TCG begins to incur direct operating costs upon commencement of the installation phase of a network for such items as salaries and office rent. The exact amounts and timing of these expenditures and costs are subject to a variety of factors which may vary greatly by geographic market. As network installation progresses, TCG incurs rights-of-way costs, increased sales and marketing expenses (including sales commissions) and, in certain markets, franchise fees and taxes paid to local governments based on revenue. Although the Company's revenues have increased substantially, the Company's expenses associated with the expansion and development of its local telecommunications networks has exceeded such revenues. The Company expects its net losses to grow as it continues to expand its networks. However, generally, after the network infrastructure is established, the Company can add customers and revenues with less additional expense. After a customer is added and the volume of such customer's communications traffic handled by TCG grows, incremental revenues can be added with minimal additional expense, providing significant contributions to EBITDA, (earnings (loss) before interest, income taxes, depreciation, amortization, minority interest and equity in losses of unconsolidated affiliates).

  As of December 31, 1996, the Company's consolidated financial statements reflect the results of the Company's wholly-owned subsidiaries located in Baltimore, Boston, Cleveland, Denver, Houston, Indianapolis, Milwaukee, metropolitan New York/New Jersey, Portland (Oregon), Providence, Salt Lake City, Washington D.C., St. Louis and the former 13 Local Market Partnerships. Additionally, the consolidated financial statements as of December 31, 1996 reflect the Company's equity in losses of ETC and BizTel in which the Company retained an approximate 49% indirect interest and an approximate 49% direct interest, respectively. See "Business -- Eastern TeleLogic Aquisition" and "-- BizTel Investment". Commencing July 1, 1996, the statements of operations and cash flows consolidate the operations of 13 of the former Local Market Partnerships as a result of the Reorganization. Management fees and royalty fees charged to the Local Market Partnerships by TCG were recorded as revenue in the consolidated financial statements through June 30, 1996.

  As of December 31, 1995, the combined financial statements of TCG and TCG Partners reflect the financial results of the Company's wholly-owned subsidiaries located in Baltimore, Boston, Cleveland, Denver, Houston, Indianapolis, Milwaukee, metropolitan New York/New Jersey, Portland (Oregon), Providence, Salt Lake City, Washington D.C. , and the Local Market Partnership in St. Louis in which TCG and TCG Partners owned 60.8% of the partnership interests. Additionally, the combined financial statements of TCG and TCG Partners for 1995 reflect the Company's equity in losses of 13 unconsolidated Local Market Partnerships, as well as the Company's equity in losses of ETC, in which the Company retained an approximate 25% indirect interest. Management fees and royalty fees charged to the Local Market Partnerships by TCG prior to the Reorganization were recorded as revenue in the combined financial statements.

  For the year ended December 31, 1996, TCG's capital expenditures, the acquisition of an additional interest in ETC and working capital have been funded by the Offerings, which raised approximately $1.3 billion of aggregate gross proceeds, as well as borrowings under a Credit Agreement (the "Revolving Credit Agreement"), pursuant to which certain financial institutions have agreed to loan the Company's wholly-owned subsidiary TCG New York, Inc. up to $250 million.

  The development of TCG's business, the construction and expansion of its telecommunications networks and its operating expenses require significant expenditures, often resulting in negative cash flow. Although TCG generated positive EDITDA for 1996, several of its subsidiaries did not and will not generate positive EDITDA until such time as adequate customer bases are established. As city operations mature and customer bases grow, incremental revenue is added, while TCG strives to minimize additional expenses so that significant contributions can be provided to EDITDA.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

Revenues

  Total revenues increased to $267.7 million for 1996 from $166.2 million for 1995, representing an increase of $101.5 million, or 61%. Telecommunications services revenue increased to $244.9 million for 1996 from $134.7 million for 1995, an increase of $110.2 million, or 82%. Revenue increased in every category, most significantly in switched services. These increases reflect increased sales of services in existing and new markets and the growth of TCG's customer base.

  During 1996, TCG expanded its dedicated services markets to Salt Lake City, Portland (Oregon), Cleveland and Washington D.C. It also expanded its switched services markets to Indianapolis, Denver, and New Jersey and installed a second switch in its Boston metropolitan serving area. TCG significantly increased revenue from the Company's data services line of business in 1996 by $3.0 million, an increase of 290% from 1995.

  On a pro forma basis, had telecommunications services revenue generated by unconsolidated Local Market Partnerships been included in the consolidated financial statements of the Company in 1996 and the combined financial statements of TCG and TCG Partners in 1995, total revenues would have increased to $283.4 million for 1996 from $184.9 million for 1995, an increase of $98.5 million, or 53%. This growth in revenues is a direct result of increased market penetration of all telecommunications services offered in existing markets and the addition of new markets. On a pro forma basis, annualized monthly recurring revenue increased to approximately $329.0 million for December 1996 from $211.1 million for December 1995, an increase of $117.9 million, or 56%. Monthly recurring revenue represents monthly service charges billable to telecommunications services customers for the month indicated, but excludes non-recurring revenues for certain one-time services, such as installation fees or equipment charges.

  On a pro forma basis, switched services revenue increased to $113.0 million for 1996 from $63.9 million for 1995, an increase of $49.1 million, or 77%. The increase is due primarily to: increases in switched, local and toll services revenue; long distance carrier access usage volumes; and to sales of additional enhanced switched services products to customers in existing and new markets. On a pro forma basis, dedicated services revenue increased to $161.7 million for 1996 from $116.5 million, which included $1.7 million in data services products for 1995, an increase of $45.2 million, or 39%.

  Management and royalty fees from Local Market Partnerships decreased to $22.8 million for 1996, a decrease of $8.7 million, or 28%, from $31.5 million for 1995. Management fees are directly related to operating and administrative support services provided by TCG to the former Local Market Partnerships. The royalty fees were charged to the Local Market Partnerships based on revenue. As a result of the Reorganization, management and royalty fees from the Local Market Partnerships are no longer reflected as revenue beginning July 1, 1996, due to the consolidation of the Local Market Partnerships.

Operating Expenses

  TCG, in order to be consistent with industry standards, has reclassified certain compensation and overhead expenses, related to engineering, customer service and new technology, from selling, general and administrative to operating expenses. Operating expenses increased to $157.6 million for 1996 from $93.1 million for 1995, an increase of $64.5 million, or 69%. This increase is primarily attributable to costs associated with the expansion of networks throughout the country, including technical personnel costs and access, rights-of-way, node, rent and maintenance expenses. The increase in operating expenses is also attributable to the access and maintenance expenses associated with the growth of switched services in existing markets and the expansion into new markets. On a pro forma basis, operating expenses, which included expenses generated by the Local Market Partnerships, increased to $172.4 million for 1996 from $112.6 million for 1995, an increase of $59.8 million, or 53%.

Selling, General and Administrative Expenses

  TCG, in order to be consistent with industry standards, has reclassified certain compensation and overhead expenses, related to engineering, customer service and new technology, from selling, general and administrative to operating expenses. Selling, general and administrative expenses increased to $85.0 million for 1996 from $50.5 million for 1995, an increase of $34.5 million, or 68%. This increase is a result of the continued expansion of network infrastructure to support continued expansion of the Company's networks, including costs associated with servicing the increased number of both dedicated and switched services customers. These costs include expenses related to compensation, occupancy, insurance and professional fees. On a pro forma basis, selling, general and administrative expenses which included expenses generated by the Local Market Partnerships, increased to $98.4 million for 1996 from $71.7 million for 1995, an increase of $26.7 million, or 37%.

EBITDA

EBITDA increased to $25.1 million for 1996 from $22.6 million for 1995, an increase of $2.5 million. This increase is primarily attributable to increases in dedicated and switched revenues. Additionally, on a pro forma basis, TCG has reduced its operating and administrative expenses, as a percentage of revenues, primarily by obtaining lower unit access costs through negotiation of, and participation in, regulatory proceedings relating to various interconnection and reciprocal agreements with ILECs across the country, and by obtaining greater efficiencies through automation. On a pro forma basis, EBITDA increased to $12.6 million for 1996 from $0.6 million for 1995, an increase of $12.0 million. The Local Market Partnerships are included in the pro forma financial data as a result of the Reorganization.

Depreciation and Amortization Expense

  Depreciation and amortization expense increased to $78.4 million for 1996 from $37.8 million for 1995, an increase of $40.6 million, or 107%. This increase is primarily attributable to increased depreciation associated with the expansion of the local telecommunications networks throughout the country and increased amortization of goodwill related to various 1996 acquisitions. On a pro forma basis, depreciation and amortization expense, which included depreciation and amortization of the Local Market Partnerships, increased to $96.3 million for 1996 from $62.8 million for 1995, an increase of $33.5 million, or 53%.

Interest Income

  Interest income increased to $30.2 million for 1996 from $4.1 million for 1995, an increase of $26.1 million. This increase is attributable to interest earned on the cash and cash equivalents and marketable securities that resulted from the proceeds of the Offerings.

Interest Expense

  Interest expense increased to $73.6 million for 1996 from $23.3 million for 1995, an increase of $50.3 million. This increase resulted from interest on the Company's Senior Notes, Senior Discount Notes, and a subordinated note to a related party, issued on June 27, 1996, offset by the absence of approximately six months of interest associated with the Revolving Credit Agreement and borrowings under a loan agreement from Cable Stockholders (the "Stockholders Loan Agreement") for the year ended December 31, 1996.

Equity in Losses of Unconsolidated Affiliates

  Equity in losses of unconsolidated affiliates decreased to $19.4 million for 1996 from $19.5 million for 1995, a decrease of $.1 million. This decrease resulted from the consolidation of the Local Market Partnerships in June 1996, offset by greater losses in 1996 versus 1995.

Income Taxes

  In 1996 and 1995, TCG generated net operating losses and, accordingly, incurred a net tax benefit. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," such tax benefit was fully offset, each year, by a valuation allowance. Both the 1996 and 1995 provisions for income taxes resulted from state income taxes where TCG is required to file separate state income tax returns.

  At December 31, 1996, TCG had operating loss carry-forwards for tax purposes of approximately $170.5 million, expiring principally in 2009 through 2012.

Net Loss

  The Company's results for 1996 reflected a net loss of $114.9 million, compared to a net loss of $53.8 million for 1995, an increase of $61.1 million. This increase in net loss is attributable to the factors discussed above. On a pro forma basis, net loss increased to $126.6 million for 1996 from $67.6 million for 1995, an increase of $59.0 million.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

Revenues

  Total revenues increased to $166.2 million for 1995 from $120.7 million for 1994, an increase of $45.5 million, or 38%. Telecommunications services revenues increased to $134.7 million for 1995 from $100.0 million for 1994, an increase of $34.7 million, or 35%. The increase in revenue occurred in every revenue category, most significantly in switched services. This increase in revenue also is a result of increased market penetration primarily in TCG's existing markets as well as expansion into new markets.

  Management and royalty fees from Local Market Partnerships increased to $31.5 million for 1995, an increase of $10.8 million, or 52%, from $20.7 million for 1994. These fees are directly related to operating and administrative support services provided by TCG to unconsolidated Local Market Partnerships. The increase in management fees revenue in 1995 over 1994 is due to the increased support that was provided to these unconsolidated Local Market Partnerships, specifically in developing existing dedicated services business as well as in building new switched businesses.

Operating Expenses

  TCG, in order to be consistent with industry standards, has reclassified certain compensation and overhead expenses, related to engineering, customer service and new technology, from selling, general and administrative to operating expenses. Operating expenses increased to $93.1 million for 1995 from $76.6 million for 1994, an increase of $16.5 million, or 22%. This increase is primarily attributable to costs associated with network operations including compensation costs for technical personnel, access, rights-of-way, node, rent and maintenance expenses.

Selling, General and Administrative Expenses

  TCG, in order to be consistent with industry standards, has reclassified certain compensation and overhead expenses, related to engineering, customer service and new technology, from selling, general and administrative to operating expenses. Selling, general and administrative expense increased to $50.5 million for 1995 from $40.0 million for 1994, an increase of $10.5 million, or 26%. This increase is attributable to the costs required to maintain an infrastructure which supports the continued expansion of the Company's networks, the introduction of new services and the delivery of high levels of customer service. These costs include compensation, occupancy, insurance, professional fees, and sales and marketing expenses.

EBITDA

  EBITDA increased to $22.6 million for 1995 from $4.1 million for 1994, an increase of $18.5 million. This increase is primarily attributable to increases in dedicated and switched services revenue. Furthermore, TCG has obtained increases through greater automation and through lower access costs.

Depreciation and Amortization Expense

  Depreciation and amortization expense increased to $37.8 million for 1995 from $19.9 million for 1994, an increase of $17.9 million, or 90%. This increase is primarily attributable to an increase in deprecation related to the expansion of the Company's local telecommunications network nationally and to changes in the estimated useful lives of certain electronics equipment, which were made during 1995 in order to conform with industry standards.

Interest Income

  Interest income increased to $4.1 million in 1995 from $1.7 million in 1994, an increase of $2.4 million due to a greater average balance in cash and cash equivalents.

Interest Expense

  Interest expense increased to $23.3 million for 1995 from $5.1 million in 1994, an increase of $18.2 million. This increase is primarily attributable to the interest due Cable Stockholders under the Stockholders Loan Agreement as well as interest under the Revolving Credit Agreement which was entered into in May 1995. Also, contributing to the increased interest expense is an increase of $15.2 million in capital lease obligations under agreements entered into with various Cable Stockholders.

Equity in Losses of Unconsolidated Affiliates

  Equity in losses of unconsolidated affiliates increased to $19.5 million for 1995 from $11.8 for 1994, an increase of $7.7 million. This increase is directly attributable to the development and operation of twelve unconsolidated Local Market Partnerships for 1993 and 1994 as well as the recording of TCG's equity in losses of TCG San Diego during a portion of 1994 and TCG's equity share in the losses of ETC.

Income Taxes

  In 1995 and 1994, TCG generated net operating losses and, accordingly, incurred a net tax benefit. In accordance with SFAS No. 109, "Accounting for Income Taxes," such tax benefit was fully offset, each year, by a valuation allowance. Both the 1995 and 1994 provisions for income taxes, which do not fluctuate substantially year to year, resulted from state income taxes where TCG is required to file separate state income tax returns.

  As of December 31, 1995, TCG had operating loss carry-forwards for tax purposes of approximately $105.3 million, expiring principally in 2009 through 2011.

  TCG Partners is not subject to federal, state or local income taxes. The distributive share of each partner in a Local Market Partnership of partnership revenues, expenses and other items is computed on the basis of the respective partner's capital interest in the partnership and is reported by the partners in their respective federal or state income tax returns.

Net Loss

  The combined results for TCG and TCG Partners reflected a net loss of $53.8 million for 1995, from a net loss of $30.0 million for 1994, an increase of $23.8 million. This increase in net loss is attributable to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

  As of December 31, 1996, TCG had total assets of approximately $2.1 billion, an increase of approximately $1.5 billion from $615 million as of December 31, 1995. This growth is attributable to the Offerings which occurred on June 27, 1996, whereby TCG issued 27,025,000 shares of Class A Common Stock, $300 million principal amount of Senior Notes and $1,073 million principal amount of Senior Discount Notes for aggregate gross proceeds of approximately $1.3 billion. The increase in assets from December 31, 1995 as compared to December 31, 1996 is also attributable to the assets of the Local Market Partnerships which TCG acquired from the Cable Stockholders pursuant to the Reorganization. The Company's current assets of $787.6 million as of December 31, 1996, exceeded current liabilities of $242.2 million, providing working capital of approximately $545.4 million. Network and equipment, net of depreciation as of December 31, 1996, aggregated approximately $1.1 billion.

  For a period of time, the Company will have excess liquidity as a result of the Offerings. TCG has invested the proceeds from the Offerings in marketable securities such as Treasury bills and commercial paper. TCG will utilize the remaining proceeds to expand its networks, for acquisitions and to provide funds for working capital.

  Prior to the Offerings, growth had been funded primarily by the Cable Stockholders through equity contributions, and through $269 million in borrowings by TCG under the Stockholders Loan Agreement, as well as through $250 million in borrowings under the Revolving Credit Agreement. Pursuant to the Reorganization, the $269 million of indebtedness (plus $20.6 million of accrued interest as of June 27, 1996) under the Stockholders Loan Agreement was contributed by the Cable Stockholders to capital in exchange for Class B Common Stock (except that TCI retained a $26 million subordinated note of TCG). Additionally, the $250 million of indebtedness under the Revolving Credit Agreement was repaid in July 1996 from the proceeds of the Offerings. TCG plans to utilize the credit facility under the Revolving Credit Agreement, of which $250 million is currently available, to supplement TCG's funding requirements related to its network expansion.

  Effective as of March 1, 1997, TCG completed its previously announced acquisition of ETC for 2,757,083 shares of its Class A Common Stock. ETC is the leading competitive local exchange carrier in Philadelphia, Pennsylvania and in the neighboring cities of Camden, New Jersey and Wilmington, Delaware. In the first of two steps, on October 25, 1996, employees of ETC exercised their stock options and then ETC redeemed the shares (approximately 47%) not held by Comcast CAP of Philadelphia, Inc. ("Comcast CAP"), a corporation owned 51% by Comcast Corporation and 49% by TCG. Comcast CAP borrowed at a market interest rate approximately $115 million from TCG as a short-term loan and, in turn, loaned this amount to ETC to effect the redemption. See "Business -- Eastern TeleLogic Acquisition".

  The Company has incurred significant net operating losses resulting from the development and operation of new networks which TCG expects will continue as it expands its networks. Persistent demands from TCG's customers for capital intensive local services drives the development, construction and expansion of its networks. While cash provided by operations may be sufficient to fund modest incremental growth it may not be sufficient to fund the extensive expansion and development of networks as currently planned.

  Net cash provided by financing activities for the years ended December 31, 1996 and 1995 was $1.1 billion and $157.7 million, respectively, comprised primarily of proceeds from the Offerings for the year ended December 31, 1996 and borrowings under the Revolving Credit Agreement and the Stockholder Loan Agreement for the year ended December 31, 1995. Net cash provided by operating activities was $93.6 million and $36.1 million for the years ended December 31, 1996 and 1995, respectively. Net cash provided by operating activities increased for the year ended December 31, 1996 as compared to the similar period in 1995, due to inclusion of the Local Market Partnerships for six months in 1996. Net cash used for investing activities was $913.5 million and $208.0 million for the years ended December 31, 1996 and 1995, respectively. As of December 31, 1996, cash and cash equivalents were $277.5 million and marketable securities were $440.8 million.

  On a pro forma basis, TCG made capital expenditures of $358.2 million and $281.6 million for the years ended December 31, 1996 and 1995, respectively. The Company anticipates that capital expenditures will be approximately $500 million in the aggregate in 1997, and will primarily be used for the expansion, development and construction of its networks, the acquisition and deployment of switches and the expansion of operating support systems.

  For the year ended December 31, 1996, on a pro forma basis over 1995, TCG has expanded its route and fiber miles by 24% and 37%, respectively. The Company has also increased the metropolitan areas and the buildings its serves by 19% and 69%, respectively, for the year ended December 31, 1996.

  The Company believes that the net proceeds from the Offerings and the amount of credit available under the Revolving Credit Agreement will be adequate for its 1997 funding requirements. The Company intends to preserve financial flexibility in order to respond to the rapidly evolving telecommunications marketplace. TCG will continue to take advantage of favorable financing arrangements, including the sale of debt or equity securities in the public markets, private placements, increasing the amount of the existing credit facility or adding additional lines of credits.

  The Company from time to time evaluates acquisitions and investments in light of the Company's long range plans. The Company may have future opportunities with certain of its Cable Stockholders to invest in additional markets as a minority partner or shareholder as well as opportunities as a managing partner or controlling shareholder in new or existing telecommunications ventures which are consistent with the Company's business plans. The Company expects to continue to build on its existing relationships with cable television providers and other strategic customers, suppliers and telecommunications carriers. Such acquisitions, investments and strategic arrangements, if available, could use a material portion of the Company's financial resources following the Offerings and may accelerate the need for raising additional capital in the future.

  Earnings before fixed charges were insufficient to cover fixed charges for the year ended December 31, 1996 and 1995, by $116.2 million and $54.1 million, respectively. On a pro forma basis for the Reorganization, the Company's earnings would have been insufficient to cover fixed charges for the year ended December 31, 1996 and 1995 by $129.1 million and $70.4 million, respectively.

EFFECTS OF INFLATION

  Inflation has not had a significant effect on the Company's operations. However, there can be no assurance that inflation will not have a material effect on the Company's operations in the future.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Registrant's financial statements are included in this report beginning on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                                   DIRECTORS

  The following persons are the current directors of the Company:

  Robert Annunziata, age 48, has been Chairman of the Board since 1990 and a director since 1984. See "-- Executive Officers" for a description of Mr. Annunziata's business experience.

  Brendan R. Clouston, age 43, has been a director since April 1996. Prior to that time, he was a director of TCG from November 1992 to October 1995. Mr. Clouston has been Chief Financial Officer of TCI since February 1997. Before that, Mr. Clouston had been Executive Vice President of TCI and President and Chief Executive Officer of TCI Communications, Inc. ("TCIC") since January 1994. Prior to that, he had been Executive Vice President and Chief Operating Officer of TCI since March 1992 and Senior Vice President of TCI since December 1991. From 1987 through 1991, Mr. Clouston served in various executive positions with United Artists Entertainment Company and its predecessor United Artists Communications, Inc., most recently as Executive Vice President and Chief Financial Officer. He is a director of the Kaitz Foundation.

  John R. Dillon, age 55, has been a director since December 1991. Mr. Dillon was Senior Vice President and Chief Financial Officer of Cox Enterprises, Inc. ("CEI") since 1990 and retired on December 31, 1996. He continues to serve as a consultant to Cox and joined Cravey, Green & Whalen, a private equity firm, as Managing Director in February, 1997. He is also a director of CEI, Cox and the
 Georgia Center for Advanced Telecommunications Technology.

  Gerald W. Gaines, age 40, has been a director since November 1994. Mr. Gaines has been Senior Vice President of Telephony Services for TCI since 1994. Prior to that, he had been President of GCG Inc., a management services firm servicing the telecommunications industry, since 1991.

  Jimmy W. Hayes, age 44, has been a director since August 1996. He joined CEI in 1980 as Accounting Manager. He was promoted in May 1981 to Assistant Controller in December of that year. He was named a corporate officer in December 1982, and promoted to Vice President of Finance of Cox in August 1989. He was promoted to Senior Vice President of Finance in January 1992. Prior to joining Cox, Mr. Hayes was an Audit Manager with Price Waterhouse & Company in Atlanta.

  James Bruce Llewellyn, age 68, has been a director since June 1996. He has been the Chairman of the Board of the Philadelphia Coca-Cola Bottling Company since 1988. Prior to 1988, he was the principal stockholder and chairman of ABC television network affiliate in Buffalo, New York and partner in the Washington, D.C. law firm of Dickstein, Shapiro & Morin. He serves on the Board of Directors of Chase Manhattan Corporation, Coors Brewing Company and Essence Communications, Inc. From 1989 to 1994, he also served as the Chairman of Garden State Cablevision, Inc.

  James O. Robbins, age 54, has been a director since April 1996. Mr. Robbins has served as President and Chief Executive Officer of Cox since May 1994. Prior to that, Mr. Robbins had been President of Cox since 1985. Mr. Robbins has been a director of Cox since May 1994. Mr. Robbins is a member of the Executive Committee of the National Cable Television Association. Mr. Robbins also serves as a director to TeleWest Communications plc and NCR Corporation and is a representative on the Partnership Board of Sprint Spectrum Holding Company, L.P., the general partner of Sprint Spectrum L.P.

  Brian L. Roberts, age 37, has been a director since April 1996. Mr. Roberts has been President of Comcast since 1990 and a director of Comcast since 1987. He is also a director of Comcast UK Cable Partners Limited, and Storer Communications, Inc.

  C.B. Rogers, Jr., age 67, has been a director since June 1996. He has been Chairman of Equifax Inc. since 1992. He was Chief Executive Officer of Equifax Inc. from 1989 to December 1995. He is Chairman of the Board of Directors and the Executive Committee of Equifax Inc. Mr. Rogers is a former Senior Vice President of International Business Machines Corporation where he was employed for 33 years before joining Equifax Inc. in 1987. He also serves on the Board of Directors of Sears, Roebuck & Co., Briggs & Stratton Corporation, Oxford Industries, Inc. and Dean Witter, Discover & Co.

  Larry E. Romrell, age 57, has been a director since April 1996. Prior to that time, he was a director of TCG from November 1992 to October 1995. Mr. Romrell has been Executive Vice President of TCI since January 1994 and President of TCI Technology Ventures since September 1994. Prior to that, he had been Senior Vice President of TCIC from 1991 to October 1994. Mr. Romrell previously held various executive positions with WestMarc Communications, Inc., a subsidiary of TCI.

  Lawrence S. Smith, age 48, has been a director since May 1993. Mr. Smith has been Executive Vice President of Comcast since January 1996. Prior to that, he had been Senior Vice President of Accounting and Administration for Comcast for more than five years. Mr. Smith is a director of Comcast UK Cable Partners Limited and a Partnership Board Representative of Sprint Spectrum Holding Company, L.P.

  Bernard W. Schotters, age 52, has been a director since August 1996. He was appointed Senior Vice President - Finance and Treasurer of TCIC in October 1991. Previously he served as TCI's Vice President - Finance. Mr. Schotters is currently a member of the National Association of Securities Dealers 1994 Issuer Affairs Committee and functions in a consultative capacity to the National Cable Television Association. Prior to joining TCI in 1983, Mr. Schotters was
Vice President of Wells Fargo Bank where he was involved in commercial lending activities.

  David M. Woodrow, age 51, has been a director since November 1992. Mr. Woodrow has been Senior Vice President of Broadband Services for Cox since 1994. Prior to that, he had been Senior Vice President of Operations for Cox since 1989. Mr. Woodrow is a director of the Cellular Telephone Industry Association.

                               EXECUTIVE OFFICERS

  Following is a list of individuals who served as Company officers during 1996. All of these individuals were designated by the Company's Board of Directors as Executive Officers during 1996, with the exception of Marsha Gewirtzman, who is expected to be designated by the Board of Directors as an Executive Officer as of April 1, 1997.

  Robert Annunziata, age 48, has been Chairman of the Board since 1990 and President and Chief Executive Officer since 1985. Prior to that, Mr. Annunziata had been Senior Vice President and Chief Operating Officer since 1983. He has been a director of the Company since 1984. He has 30 years of experience in the telecommunications industry, including 17 years in a variety of operations and marketing positions with AT&T. He has served as President of the World Teleport Association ("WTA") from 1987 to 1991 and remains a WTA director. He currently serves on the New York State Governor's Advisory Board on Telecommunications, the New York City Mayor's Alliance for International Business and the Board of Directors of the YMCA of New York City.

  Robert C. Atkinson, age 45, has been Senior Vice President - Legal, Regulatory and External Affairs since February 1990. Prior to that, he had been Vice President - Regulatory and External Affairs since 1985. Prior to joining the Company, Mr. Atkinson held various business development, regulatory and government relations positions at ITT World Communications Inc., Satellite Business Systems, GTE Sprint and RCA Global Communications, Inc. He was a founder and first President of the Association for Local Telecommunications Services, the CLEC trade association.

  Joel D. Gross, age 42, has been Senior Vice President - Corporate Development since February 1993. Prior to that, he had been Vice President and Senior Securities Analyst - Telecommunications for Donaldson, Lufkin & Jenrette Securities Corporation since 1987 and Vice President and Senior Securities Analyst - Telecommunications for Dean Witter since 1985. Prior to that, Mr. Gross held variety of management positions at AT&T spanning 8 years. Mr. Gross serves on the Board of Directors of BizTel Communications, Inc.

  Alf T. Hansen, age 54, has been Senior Vice President - National Operations since February 1993. Prior to that, he had been Vice President- National Operations since March 1990 and Vice President - Engineering and Operations since March 1989. Prior to joining the Company, Mr. Hansen worked at AT&T for 22 years in various managerial positions.

  J. Curt Hockemeier, age 48, is Senior Vice President - Network Services. Mr. Hockemeier joined TCG in January 1993. Prior to that, he had been Vice President and General Manager of Cox Cable Oklahoma City since 1983.

  Marvin L. Lindsey, age 56, has been Senior Vice President - Engineering and MIS since December 1993. Prior to that, he had been an independent telecommunications consultant for various large international telecommunications companies since July 1991. Mr. Lindsey was Service Vice President of AT&T's Business Communications organization from April 1987 to July 1991 and worked more than 28 years in various technical and operations positions with AT&T.

  Stuart A. Mencher, age 57, has been Senior Vice President - National Sales and Marketing since February 1994. Prior to that, he had been Senior Vice President
- New York Operations since February 1993 and Vice President and General Manager of TCNY since June 1992. From June 1991 until May 1992, Mr. Mencher worked as an independent consultant in the international telecommunications industry.
From March 1987 to January 1990, Mr. Mencher served as a Senior Vice President of MCI Telecommunications Corp., primarily responsible for sales and marketing, and, from February 1990 to May 1991, he served as Senior Vice President of the U.S. Distribution Division of Motorola/Codex Corp. Prior to joining MCI, Mr. Mencher served in a variety of senior sales and marketing management positions with AT&T Information Systems following almost sixteen years of sales and marketing management experience with IBM's Data Processing Division.

  John A. Scarpati, age 45, has been Senior Vice President and Chief Financial Officer since March 1990. Mr. Scarpati has held various executive positions since joining TCG in August 1984, including Vice President, Chief Financial Officer, Treasurer and Controller. Mr. Scarpati is a director of BizTel Communications, Inc. He was a director of the Company in 1991. He is also a Certified Public Accountant.

  Kenneth A. Shulman, age 43, has been Senior Vice President - Technology since August 1995. Prior to that, he had been Vice President of Applied Research and Development since February 1994, Vice President of Technology and Network Planning since October 1991, Director, Engineering and Technology since June 1990 and Director, Research and Technology since November 1989. Prior to joining the Company in 1987, Mr. Shulman held positions as Director -Systems Engineering at MCI International, as District Manager - Integrated Network Evolution Planning at Bell Communications Research and as Supervisor - Switching Systems Engineering at Bell Laboratories. Mr. Shulman is a director of BizTel Communications, Inc. and is a Director of Warpspeed Communications, Inc.

  Maria Terranova-Evans, age 41, has been Vice President and Controller since February 1992. Mrs. Evans has held various managerial and executive financial positions since joining TCG in September 1984 including accounting Manager, Controller, and accounting Director/Controller. She is also a Certified Public Accountant.

  Wayne G. Fox, age 41, has been Vice President and Treasurer since June 1995. Prior to that, he had been Vice President - Corporate Ventures since January 1993 and Managing Director of Corporate Ventures since November 1992. Mr. Fox was a director of the Company from April 1991 to November 1992. Prior to joining the Company, he had been a Vice President and Director in the Mergers & Acquisitions Group for Merrill Lynch Capital Markets.

  Marsha Gewirtzman, age 46, has been Vice President - People Services since July 1996. She joined TCG as Vice President - Sales Operations in January 1996. Prior to joining TCG she held various senior management and executive positions over a period of 8 years with Tiffany & Co. She also spent 15 years with AT&T in a variety of marketing, sales, management and planning positions. Ms. Gewirtzman serves on the Board of Directors of the Business School of the College of William

& Mary.

  John W. Thomson, age 48, has been Vice President and Secretary since June 1984. Mr. Thomson also served as General Counsel of TCG from June 1984 until February 1996, and as Senior Counsel for Merrill Lynch & Co., Inc. from 1981 to 1988.

  W. Terrell Wingfield, Jr., age 44, has been Vice President and General Counsel since March 1996. From March 1994 to February 1996, Mr. Wingfield served as Regional Vice President -Central Region Operations, and from January 1993 to March 1994 as Counsel - Affiliate Services. Prior to that, Mr. Wingfield had been Senior Counsel of Cox Enterprises, Inc. since 1989.


ITEM 11.  EXECUTIVE COMPENSATION.

  The information required by this Item 11 is incorporated by reference to the Proxy Statement to be filed in connection with the Registrant's Annual Meeting of Shareholders (the "Proxy Statement").

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item 12 is incorporated by reference to the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Amended Stockholders' Agreement. In connection with the Reorganization, TCG and the Cable Stockholders entered into the Amended Stockholders' Agreement. The following summary description of the Amended Stockholders' Agreement does not purport to be complete and is qualified in its entirety by reference to the text of the Amended Stockholders' Agreement, which is filed as an exhibit to the Registration Statement on Form S-1 (Registration Nos. 333-3850
and 333-3984, as amended).   Furthermore, there can be no assurance that the
Cable Stockholders will not cause the Amended Stockholders' Agreement to be amended, modified or terminated or cause TCG to waive any provision of the Amended Stockholders' Agreement.

        The Amended Stockholders' Agreement provides that at each annual meeting of the Company's stockholders at which directors are elected, the holders of the Class B Common Stock will vote their shares in favor of nominees for director to be designated as follows: (i) the holders of Class B Common Stock (other than Continental) will designate ten nominees (with the right of a holder of Class B Common Stock to designate one or more nominees depending on the percentage of the Class B Common Stock held by it), (ii) the Board of Directors of the Company will designate by unanimous consent the Chief Executive Officer of the Company as a nominee and (iii) the Board of Directors with the unanimous approval of the holders of Class B Common Stock that have the right to designate nominees for director shall designate two individuals as nominees for director who are neither employed by nor affiliated with TCG or any holder of Class B Common Stock. Under the Amended Stockholders' Agreement, a holder of Class B Common Stock generally is entitled to designate one director nominee for each 9% of the outstanding shares (other than shares held by Continental) of Class B Common Stock held by it and its affiliates. Under the Company's Amended and Restated Certificate of Incorporation or the Amended Stockholders' Agreement, the holders of the Class A Common Stock will not have the right, as a class, to nominate any individuals for election to the Board of Directors. The Amended Stockholders' Agreement prohibits any transfer of Class B Common Stock held by the parties thereto, unless expressly permitted under the terms thereof. Parties to the Amended Stockholders' Agreement have certain rights of first offer and rights of first refusal thereunder with respect to proposed sales of the Class B Common Stock.

       Each holder of Class B Common Stock has the right to sell all or a part of its Class B Common Stock upon receiving a bona fide offer from an unaffiliated third party, subject to giving notice to the other holders of Class B Common Stock who have designated at least one director, which notice shall contain an offer to sell such stock to such other holders of Class B Common Stock on the terms and conditions set forth in the offer from the third party. Subject to certain limitations, the non-selling holders of Class B Common Stock have the right to purchase pro rata all, but not less than all, of the Class B Common Stock offered. If the non-selling holders of Class B Common Stock do not purchase all of the Class B Common Stock offered, the offering holder of Class B Common Stock may sell the Class B Common Stock to the third party on the terms contained in the offer made to the other holders of Class B Common Stock. However, unless the amount of Class B Common Stock is sufficient to entitle the transferee to designate a nominee for director under the Amended Stockholders' Agreement (i.e., the total percentage of Class B Common Stock that would be held by the transferee and certain of its affiliates is at least nine percent) and the transferee agrees to become a party to the Amended Stockholders' Agreement, any Class B Common Stock included in the stock being sold must be converted to Class A Common Stock.

       If any party desires to convert Class B Common Stock to Class A Common Stock, it must first offer that stock at a market price to the other holders of Class B Common Stock who have the right to designate at least one director. If such other holders do not elect to buy such stock, then such stock can be converted to Class A Common Stock and sold by the selling stockholder free of restrictions under the Amended Stockholders' Agreement.

       The parties to the Amended Stockholders' Agreement have demand registration rights on the following terms: (i) such parties collectively will have the right to make one demand per year (with any such party having the right to make such demand), (ii) the amount which can be sold pursuant to any demand may be limited if the managing underwriter selected by the Company with the approval of the party to the Amended Stockholders' Agreement that has included the largest number of shares in the registration advises the Company that marketing factors require a limitation of the number of shares to be underwritten and (iii) if the amount determined pursuant to clause (ii) is less than the aggregate amount which such parties want to sell in such offering, each such party will have the right to sell its pro rata portion of the maximum amount; provided, however, that during the period ending 42 months after the date of the Offerings, if Continental is subject to a regulatory requirement as a result of its merger with U S WEST to reduce or eliminate its investment in the Company, Continental will have a priority claim in specified percentages on the amount specified in clause (ii) above and the balance will be split proportionately among the other stockholders which are a party to the Amended Stockholders' Agreement. See "Business -- The Reorganization". The parties to the Amended Stockholders' Agreement participating in the registration must reimburse the Company for its out-of-pocket expenses incurred in connection with any such demand registration.

       The Amended Stockholders' Agreement will terminate when the aggregate voting power of the Class B Common Stock represents less than 30% of the aggregate voting power of all outstanding Common Stock.

       Eastern TeleLogic Corporation and Comcast. See "Business -- Eastern TeleLogic Acquisition".

       Operator Managed Ventures Services Agreements with Cox. Pursuant to the terms of three Operator Managed Ventures Services Agreements between TCG and certain affiliates of Cox, TCG has options to acquire up to a 35% interest in the competitive access businesses conducted by such affiliates of Cox in New Orleans, Oklahoma City and the Hampton Roads, Virginia area, respectively. To the extent the Cox competitive access provider has derived revenue from any contract entered into by TCG as a result of sales efforts engaged in by TCG on behalf of such Cox operations, the purchase price shall be the ratio of the annual TCG generated revenue to total annual revenue of the Cox operation multiplied by the book value of the assets of the Cox operation. If such ratio is less than 35%, TCG may purchase the balance, up to 35%, of that Cox operation for the fair market value (as determined in accordance with the Operator Managed Ventures Services Agreements) of the operation. There is no cap or maximum purchase price under the terms of the Operator Managed Ventures Services Agreements. In November 1996 TCG notified Cox of its intention to exercise its option to purchase a 35% interest in Cox's Hampton Roads, Virginia operations (the Company's options to acquire 35% interests in Cox's New Orleans and Oklahoma City operations do not mature until 1999). Cox and TCG are currently engaged in discussions concerning the calculation of the purchase price formula for Hampton Roads, Virginia, and a possible renegotiation and restructuring of the respective rights and obligations of the parties under each of the Operator Managed Ventures Services Agreements.

       TCG also provides management services to certain affiliates of Cox under these agreements, including billing services, network monitoring and accounts receivable functions. Under the terms of the agreements, TCG retains 8% of the collected revenues from Cox customers as a royalty fee. Royalty fees recorded from Cox were approximately $318,000, $98,000, and $27,000 for the years ended 1996, 1995 and 1994, respectively, and are included in management and royalty fees from affiliates in the statements of operations. The amount due to Cox under these agreements was $1,079,000 and $295,000 as of December 31, 1996 and 1995, respectively. Included in accounts receivable-trade are approximately $436,000 and $262,000 at December 31, 1995 and 1994, respectively, for amounts owed by Cox customers. In the event of a purchase of an interest in any of the Cox operations by TCG, the royalty fee for such operation is reduced to 3%.

       Fidelity. In 1987, a subsidiary of TCG and a subsidiary of FMR Corp. created a joint venture, Teleport Communications Boston. Pursuant to a series of transactions consummated in October 1994, TCG acquired from a subsidiary of FMR Corp. the 50% partnership interest in Teleport Communications Boston that it did not own. As part of the transaction, TCG reimbursed the FMR Corp. subsidiary for approximately $7 million of capital contributions paid by that subsidiary to Teleport Communications Boston. The purchase price for the partnership interest was $30.5 million which was paid by TCG's purchase of stock of Continental valued at $30.5 million, and the delivery of that stock to the FMR Corp. subsidiary. The purchase price for the purchase of the Continental stock was paid by TCG's delivery to Continental of a promissory note in the amount of $30.5 million, bearing interest at the rate of 7 5/16% per annum. The entire principal amount of the promissory note, plus accrued interest in the amount of $105,320, was paid in November 1994. The promissory note was canceled upon such payment, and no amounts of principal or interest remain outstanding thereunder. As a result of those transactions, Teleport Communications Boston became a wholly owned subsidiary of TCG.

       Residential Telephony Agreements. In 1996 TCG entered into a preliminary, short-term agreement with TCI which provides for the provision of certain services by TCG to TCI in connection with the development by TCI of residential telephony service offerings in Hartford, Connecticut, San Francisco, California and Arlington Heights, Illinois and possibly other locations. TCI has agreed to reimburse TCG for certain costs and cost of capital in connection with these services. TCI and TCG are in the process of negotiating a definitive agreement regarding the provision of these services. TCG has also entered into or is negotiating agreements with each of the other three Cable Stockholders regarding the provision of services with respect to the offering of residential telephony services by such Cable Stockholders to individual multiple dwelling units. The total number of residential customers with respect to which TCG provided services to the Cable Stockholders as of December 31, 1996 was
approximately 1,000.   TCG is also negotiating an agreement with Comcast to
support a residential trial to be conducted in Baltimore, Maryland and Miami, Ft. Lauderdale and West Palm Beach, Florida. TCG expects that this agreement will provide for TCG to be reimbursed for certain costs and cost of capital. At December 31, 1996, the amount due to TCG for reimbursement by Cable Stockholders in respect of residential services was $1,057,000, and is included in related parties within the accounts receivable.

       Sales of Fiber Optic Cable. In 1994, TCG entered into agreements with providers of fiber optic cable that contained discounts for certain volumes of purchases. The agreements permitted TCG to purchase cable on behalf of affiliates, including minority partners in the Local Market Partnerships, and to apply those purchases toward the volume discounts. In 1995 and 1996, TCG purchased cable on behalf of certain of the Cable Stockholders which it then sold to them at cost. At December 31, 1996, the amount receivable from the Cable Stockholders was approximately $1,496,000. TCG has purchased cable on behalf of unaffiliated parties as well.

       CAP Assets. In connection with the formation of the Local Market Partnerships in Chicago, Dallas, Pittsburgh and Seattle, TCI contributed to the capital of such Local Market Partnerships certain businesses it owned which provided local telecommunications services in the service area of such Local Market Partnerships, in exchange for partnership interests in such Local Market Partnerships. None of such businesses had a value in excess of $20.0 million, and each was valued based on the cost thereof. The agreed value of the assets TCI contributed to TCG Chicago was approximately $4 million, for which it received a 7.4% partnership interest (in addition to the 26.6% interest it received for cash). The agreed value of the assets TCI contributed to TCG Dallas was approximately $3.3 million, for which it received a 14.3% partnership interest (in addition to the 40.8% interest it received for cash). The agreed value of the assets TCI contributed to TCG Pittsburgh was approximately $19 million, for which it received a 60% partnership interest. The agreed value of the assets TCI contributed to TCG Seattle was approximately $3.3 million, for which it received a 10.8% partnership interest (in addition to the 32.0% interest it received for cash).

       Facilities Arrangements. Affiliates of the Cable Stockholders have entered into two types of arrangements with and TCG pursuant to which fiber optic and cable transmission facilities are made available to it. Pursuant to the terms of one type of such arrangements, providing an indefeasible right of use, the compensation payable by and TCG is based on the affiliate's cost of construction of such facilities, generally payable over five years. For the year ended December 31, 1996, payments, representing principal plus interest, made to TCI, Cox, Continental and Comcast pursuant to facilities lease arrangements with TCG were approximately $12.0 million, $4.8 million, $2.8 million and $2.4 million, respectively. Under the terms of the other type of such arrangements, TCG agrees to provide, install and maintain all customer premise and nodal electronics equipment and provide 24-hour electronics maintenance and monitoring with respect to the cable transmission service. The compensation payable by TCG is based on a percentage of the total monthly recurring amount which TCG bills to its customers which are served through such affiliate's cable transmission service. In connection with a preliminary agreement between TCG and TCI relating to the provision of residential telephony services, certain Cable Stockholders have agreed to enter into additional facility agreements with TCG for certain additional metropolitan areas. The terms of these additional facilities arrangements have not yet been completely finalized. The Company believes that it will continue to be able to enter into additional facilities arrangements with the Cable Stockholders which will be negotiated on an arm's-length basis but which may not be as favorable to the Company as facilities arrangements negotiated prior to the Offerings.

       Sprint Spectrum Service Arrangements. Sprint Spectrum, a partnership owned 60% by TCI, Comcast and Cox, has entered into preliminary agreements or letters of intent with a number of wholly-owned subsidiaries of TCG providing for the construction of special facilities and the provision of services to Sprint Spectrum by TCG. TCG and Sprint Spectrum are in the process of negotiating a national master services agreement. The amount receivable from Sprint Spectrum at

December 31, 1996 was $345,000.

       Comcast Service Arrangements. TCG has agreed to provide Comcast, after TCG's acquisition of ETC, certain services on customary terms in the Philadelphia area, and Comcast has agreed to utilize exclusively TCG's wireline telecommunications services in the Philadelphia area, subject to certain qualifications. See "Business -- Eastern TeleLogic Acquisition."

       TCI Subordinated Note.  See "Business -- The Reorganization".

       The Company believes that the terms, taken as a whole, of the transactions under the headings "Eastern TeleLogic Corporation and Comcast," "Operator Managed Ventures Services Agreements with Cox," "Fidelity," "Residential Telephony Agreements," "Sales of Fiber Optic Cable," "CAP Assets", "Facilities Arrangements", "Sprint Spectrum Service Arrangements", "Comcast Service Arrangements" and "TCI Subordinated Note" were no less favorable to the Company than could have been obtained from unaffiliated parties.



PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

EXHIBIT NO.
-----------

*2.1           Reorganization Agreement dated as of April 18, 1996
*3.6           Amended and Restated Certificates of Incorporation of TCG, as revised
*3.7           Amended and Restated By-laws of TCG, as revised
*4.2           Amended and Restated Stockholders' Agreement (incorporated by reference to Exhibit
               E of Exhibit 2.1 hereof)
*4.3           Indenture between TCG and United States Trust Company of New York, as
               Trustee, relating to the 11 1/8% Senior Discount Notes due 2007 of TCG
*4.4           Indenture of TCG and United States Trust Company of New York, as
               Trustee, relating to 9 7/8% senior Notes due 2006 of TCG
*10.1          New York Franchise Agreement dated May 2, 1994, as amended
*10.2          Participation Agreement, dated May 15, 1984
*10.3          Agreement of Lease, dated May 15, 1984, as amended
*10.4          Keepwell Agreement, dated June 7, 1984, as amended
*10.5          Agreement of Lease with Teleport Associates, dated November 10, 1987
*10.6          Agreement of Sublease between Merrill Lynch/WFC/L, Inc. and TC
               Systems, Inc. dated January 30, 1990
*10.7          Loan Agreement, dated May 5, 1993
*10.8          Amendment No. 1 to Loan Agreement, dated March 1, 1994
*10.9          Amendment No. 2 to Loan Agreement, dated October 23, 1994
*10.10         Amendment No. 3 to Loan Agreement, dated February 15, 1995

*10.11         Loan Agreement, dated May 22, 1995 and related documents
*10.12         Amendment No. 1 to Loan Agreement, dated May 31, 1996
*10.13         Teleport Communications Group Inc. 1992 Unit Appreciation Plan
*10.14         Teleport Communications Group Inc. 1993 Unit Appreciation Plan
*10.15         Teleport Communications Group Inc. 1003 Stock Option Plan, as amended
*10.16         Teleport Communications Group Inc. Employee Stock Purchase Plan
*10.17         Deferred Compensation Plan of Teleport Communications Group Inc.
*10.18         Make-Up Plan of Teleport Communications Group Inc. for the Retirement
               Savings Plan
*10.19         Teleport Communications Group Inc. 1996 Equity Incentive Plan
*10.20         Robert Annunizata Employment Agreement, dated December 18, 1992, as amended
*10.21         John A. Scarpati Employment Agreement, dated July 12, 1994, as amended
*10.22         Robert C. Atkinson Employment Agreement, dated July 12, 1994, as amended
*10.23         Stuart A. Mencher Employment Agreement, dated July 12, 1994, as amended
*10.24         Alf T. Hansen Employment Agreement, dated July 12, 1994, as amended
*10.25         Partnership Agreement of TCG Detroit, dated as of November 1, 1993
*10.26         Amended and Restated Partnership Agreement of TCG Los Angeles, dated as of March 1, 1994
*10.27         Partnership Agreement of TCG Pittsburgh, dated as of March 1, 1994
*10.28         Partnership Agreement of TCG San Diego, dated as of June 1, 1994
*10.29         Partnership Agreement of TCG San Francisco, dated as of January 1,
               1994, as amended
*10.30         Partnership Agreement of TCG Seattle dated as of January 1, 1994, as amended
*10.31         Agreement among Teleport Communications Group Inc. and Comcast
               Corporation, dated 18, 1996
*10.32         First Amendment to the Teleport Communications Group Inc. 1993 Stock
               Option Plan
*10.33         Second Amendment to the Teleport Communications Group Inc. 1993 Stock
               Option Plan
*10.34         Letter of Intent between ViacomTelecom, Inc. and Teleport
               Communications Group Inc., dated as of May 30, 1996.
*10.35         Letter of Intent between Viacom Telecom, Inc. and Teleport
               Communications Group Inc., dated as of May 30, 1996.
*10.36         First Amendment to the Teleport Communications Group Inc. 1996 Equity
               Incentive Plan
*10.37         Stockholders' Agreement of Comcast CAP of Philadelphia, Inc. dated as of June 30, 1993
 11.00         Computation of Loss Per Common Share
 12.00         Computation of Ratio of Earnings to Fixed Charges
 21.00         Subsidiaries of the Registrant
 23.1          Consent of Deloitte & Touche LLP
 27.00         Financial Data Schedule

*Incorporated by reference to the corresponding exhibit of TCGI's Registration Statements on Form S-1 (File Nos. 333-3850 and 333-3984)

REPORTS ON FORM 8-K
-------------------

  The following reports on Form 8-K were filed during the Company's quarter ended December 31, 1996:

       A report on Form 8-K, dated October 23, 1996, was filed reporting Registrant's agreement to acquire Eastern TeleLogic Corporation in a two-step transaction.

       A report or Form 8-K, dated October 31, 1996 was filed reporting Registrants's financial results for the fiscal quarter ended September 30, 1996.

TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES

INDEX TO AUDITED FINANCIAL STATEMENTS
-------------------------------------

                                                                                                     PAGE
                                                                                                     ----

 Independent Auditors' Report                                                                          F-1

 Balance Sheets at December 31, 1996 and 1995                                                          F-2

 Statements of Operations for the Years Ended December 31, 1996, 1995 and 1994                         F-4

 Statements of Changes in Stockholders' Equity and Partners' Capital (Deficit)
  for the Years Ended December 31, 1996, 1995 and 1994                                                 F-5

 Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994                         F-6

 Notes to Financial Statements                                                                         F-7

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Teleport Communications Group Inc.:

We have audited the accompanying consolidated balance sheet of Teleport Communications Group Inc. and its subsidiaries ("TCG") as of December 31, 1996 and the related consolidated statements of operations, changes in stockholders' equity and partners' capital (deficit), and cash flows for the year then ended and the combined balance sheet of Teleport Communications Group Inc. and its subsidiaries and TCG Partners (collectively, "TCGP"), which were under common ownership and management, as of December 31, 1995 and the related combined statements of operations, changes in stockholders' equity and partners' capital (deficit), and cash flows for the years ended December 31, 1995 and 1994. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the consolidated (combined) financial position of TCG and TCGP at December 31, 1996 and 1995, respectively, and the results of their operations and their cash flows for the three years ended December 31, 1996, 1995 and 1994 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP
NEW YORK, NEW YORK

FEBRUARY 21, 1997 (FEBRUARY 28, 1997 AND MARCH 1, 1997 AS TO NOTE 3)

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                                BALANCE SHEETS
                          DECEMBER 31, 1996 AND 1995
                                (IN THOUSANDS)


ASSETS                                    CONSOLIDATED    COMBINED
------
                                              1996          1995
                                              ----          ----
Current assets:
 Cash and cash equivalents                  $  277,540   $  11,862
                                            ----------   ---------
 Marketable securities                         440,806           -
                                            ----------   ---------
 Accounts receivable:
   Trade - net of allowance for
    doubtful accounts
       ($5,989 in 1996 and $1,161 in  1995)     46,325      26,196

   Related parties                               4,191       4,640
   Miscellaneous - net of allowance for
    doubtful accounts
       ($1,406 in 1996 and $543 in 1995)         6,795       2,037
                                            ----------   ---------
        Accounts receivable - net               57,311      32,873
                                            ----------   ---------
   Prepaid expenses                              9,531       4,939
                                            ----------   ---------
   Other current assets                          2,373         532
                                            ----------   ---------
        Total current assets                   787,561      50,206
                                            ----------   ---------

Fixed assets - at cost:
   Communications network                    1,211,922     492,858
   Other                                        92,307      52,795
                                            ----------   ---------
                                             1,304,229     545,653
   Less accumulated depreciation and
    amortization                              (236,967)   (113,202)
                                            ----------   ---------
       Fixed assets - net                    1,067,262     432,451
                                            ----------   ---------

Investments in and advances to
 unconsolidated affiliates                     126,561      99,299
                                            ----------   ---------

Goodwill - net of accumulated
 amortization
   ($3,789 in 1996 and $1,716 in 1995)          57,764      27,008
                                            ----------   ---------
Other assets                                    10,949       5,829
                                            ----------   ---------
   Total assets                             $2,050,097   $ 614,793
                                            ==========   =========

   The accompanying notes are an integral part of these financial statements.

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                           BALANCE SHEETS - CONTINUED
                           DECEMBER 31, 1996 AND 1995
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

LIABILITIES AND STOCKHOLDERS' EQUITY AND PARTNERS' DEFICIT
----------------------------------------------------------



                                          CONSOLIDATED         COMBINED
                                              1996               1995
                                              ----               ----
Current liabilities:
 Accounts payable and accrued
  liabilities ($1,079 in 1996
   and $295 in 1995 with
   related parties)                         $  215,808         $ 92,104

 Current portion of capital lease
  obligations ($21,139 in 1996
  and $3,338 in 1995 with
  related parties)                              24,063            4,354
 Other current liabilities                       2,365              831
                                            ----------         --------
   Total current liabilities                   242,236           97,289

Capital lease obligations
  ($28,716 in 1996 and $10,017 in 1995
   with related parties)                        34,489           11,964
Subordinated debt to parents                         -          269,000
Long-term bank debt                                  -           87,500
Senior Notes                                   300,000                -
Senior Discount Notes                          659,567                -
Unamortized notes costs                        (25,761)               -
TCI note-subordinated (including
 accrued interest of $1,007)                    27,007                -
Minority interest                                    -            4,409
Other liabilities                               15,689           19,283
                                            ----------         --------
      Total liabilities                      1,253,227          489,445
                                            ----------         --------

  Commitments and contingencies

Stockholders' equity and partners'
 deficit:
 Common Stock, Class A $.01 par value:
 450,000,000 shares authorized, 28,668,400
 shares issued and outstanding at December
 31, 1996; and Common Stock, $1.00 par
 value: 3,000 shares authorized, 1,667
 shares issued and outstanding at
 December 31, 1995                                 287                2

 Common Stock, Class B $.01 par value:
  300,000,000 shares authorized, 139,250,370
  shares issued and outstanding at December
  31, 1996; and no shares issued and
  outstanding at December 31, 1995               1,393                -

 Additional paid-in capital                  1,197,252          195,388
 Unrealized loss on marketable
  securities                                       (25)               -
 Accumulated deficit                          (281,012)         (65,648)
 Partners' deficit                                   -           (4,394)
                                            ----------         --------

 Less cost of Class B Common Stock held
  in treasury, 7,975,738 shares at
  December 31, 1996                           917,895           125,348
                                            ----------         --------
                                             (121,025)                -
                                            ----------         --------
   Total stockholders' equity and
    partners' deficit                          796,870          125,348

Total liabilities and stockholders'         ----------         --------
 equity and partners' deficit               $2,050,097         $614,793
                                            ==========         ========

  The accompanying notes are an integral part of these financial statements.

               TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                          CONSOLIDATED     COMBINED      COMBINED
                                              1996           1995          1994
                                              ----           ----          ----
Revenues:
  Telecommunications services             $    244,864   $   134,652   $    99,983
  Management and royalty fees from
   affiliates                                   22,805        31,517        20,691
                                          ------------   -----------   -----------

        Total revenues                         267,669       166,169       120,674
                                          ------------   -----------   -----------

Expenses:
  Operating                                    157,591        93,118        76,572
  Selling, general and administrative           85,025        50,475        39,989
  Depreciation and amortization                 78,416        37,837        19,933
                                          ------------   -----------   -----------

        Total expenses                         321,032       181,430       136,494
                                          ------------   -----------   -----------

Operating loss                                 (53,363)      (15,261)      (15,820)
                                          ------------   -----------   -----------

Interest:

    Interest income                             30,219         4,067         1,711
    Interest expense  ($14,997 in 1996,
     $18,763 in 1995 and $4,998 in 1994
      with related parties)                    (73,633)      (23,331)       (5,079)
                                          ------------   -----------   -----------

    Total interest                             (43,414)      (19,264)       (3,368)
                                          ------------   -----------   -----------

Loss before minority interest, equity
 in losses of unconsolidated affiliates
 and income tax provision                      (96,777)      (34,525)      (19,188)

Minority interest                                3,520           663         1,395

Equity in losses of unconsolidated
 affiliates                                    (19,400)      (19,541)      (11,763)
                                          ------------   -----------   -----------

Loss before income tax provision              (112,657)      (53,403)      (29,556)

Income tax provision                            (2,193)         (401)         (433)
                                          ------------   -----------   -----------

Net loss                                  $   (114,850)  $   (53,804)  $   (29,989)
                                          ============   ===========   ===========

Loss per share                                  $(1.00)       $(0.77)       $(0.43)
                                          ============   ===========   ===========

Weighted average number of shares
 outstanding                               114,443,695    70,000,140    70,000,140
                                          ============   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                     STATEMENTS OF CHANGES IN STOCKHOLDERS'
                     EQUITY AND PARTNERS' CAPITAL (DEFICIT)
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                     (IN THOUSANDS, EXCEPT  SHARE AMOUNTS)

                                                                                                                   TOTAL
                                                                                                                STOCKHORLDERS'
                                                                UNREALIZED                                       EQUITY AND
                                          CLASS B   ADDITIONAL   LOSS ON                 PARTNERS'                PARTNERS'
                              COMMON       COMMON    PAID-IN    MARKETABLE   ACCUMULATED  CAPITAL     TREASURY     CAPITAL
                              STOCK        STOCK     CAPITAL    SECURITIES     DEFICIT   (DEFICIT)     STOCK      (DEFICIT)
                              ------       -----     -------    ----------     -------    -------      -----       -------
Combined balance at
 January 1, 1994              $    2    $     -     $  195,388   $    -     $ (10,880)    $ 24,631   $       -    $ 209,141


Net loss                           -          -              -        -       (22,381)      (7,608)          -      (29,989)
                              ------    -------     ----------   ------     ---------     --------   ---------    ---------

Combined balance at
 December 31, 1994                 2          -        195,388        -       (33,261)      17,023           -      179,152


Net loss                           -          -              -        -       (32,387)     (21,417)          -      (53,804)
                              ------    -------     ----------   ------     ---------     --------   ---------    ---------

Combined balance at
 December 31, 1995                 2          -        195,388        -       (65,648)      (4,394)          -      125,348


Issuance of 27,025,000
 shares of Class A Common
 Stock, net of issuance
 costs of $24.8 million          270          -        407,374        -             -            -           -      407,644


Conversion of and 42,000
 to 1 stock split of $1.00
 par value Common Stock to
 139,250,370 shares of
 Class B Common Stock as
 part of the Reorganization       (2)     1,393        307,828        -      (100,514)       4,394           -      213,099


Purchase of 7,975,738
 shares of Class B Common
 Stock from Continental
 Cablevision, Inc.                 -          -              -        -             -            -    (121,025)    (121,025)


Conversion of subordinated
 debt to parents plus
 accrued interest of
 $20.6 million to equity           -          -        263,602        -             -            -           -      263,602


Issuance of 1,587,791
 shares of Class A
 Common Stock to purchase
 the minority interests
 in two Local Market
 Partnerships                     16          -         22,673        -             -            -           -       22,689


Issuance of 55,609 shares
 of Class A Common Stock
 upon exercise of options          1          -            387        -             -            -           -          388


Unrealized loss on
 marketable securities             -          -              -      (25)            -            -           -          (25)


Net loss                           -          -              -        -      (114,850)           -           -     (114,850)
                              ------    -------     ----------   ------     ---------     --------   ---------    ---------

Consolidated balance at
 December 31, 1996            $  287    $ 1,393     $1,197,252   $  (25)    $(281,012)    $      -   $(121,025)   $ 796,870
                              ======    =======     ==========   ======     =========     ========   =========    =========

   The accompanying notes are an integral part of these financial statements.

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                (IN THOUSANDS)

                                                                      CONSOLIDATED   COMBINED   COMBINED
                                                                          1996         1995       1994
                                                                       ----------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                              $ (114,850)  $ (53,804)  $ (29,989)
 Adjustments to reconcile net loss to
  net cash provided by operating activities, net of effects of the Reorganization and acquisitions:
   Depreciation and amortization                                           78,416      37,837      19,933
   Amortization of notes costs                                              1,350           -           -
   Equity in losses of unconsolidated affiliates                           19,400      19,541      11,763
   Amortization of deferred credits                                        (2,965)     (2,228)     (1,886)
   Provision for losses on accounts receivable                              3,442         877         768
   Accretion of discount on Senior Discount Notes                          34,567           -           -
   Minority interest                                                       (3,520)      ( 663)     (1,395)
 (Increase) decrease in operating assets and increase
  in operating liabilities:
   Accounts receivable                                                    (18,386)    (12,771)     (8,958)
   Other assets                                                            (3,596)     (3,108)        592
   Accounts payable and accrued liabilities                                97,230      45,832      94,472
   Deferred credits                                                         2,530       4,628       2,453
                                                                       ----------   ---------   ---------
    Net cash provided by operating activities                              93,618      36,141      87,753
                                                                       ----------   ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                    (294,078)   (139,656)   (138,892)
 Due from related parties                                                 (23,042)     (6,707)    (69,007)
 Purchase of minority interest in Teleport Communications Boston                -           -     (36,975)
 Purchases of marketable securities, net of sales and maturities         (440,831)          -           -
 Purchase of a Local Market Partnership interest                          (11,618)          -           -
 Capital contributions to Local Market Partnerships prior to
  Reorganization                                                          (16,435)          -           -
 Investments in and advances to unconsolidated affiliates                (127,509)    (65,004)    (42,342)
 Repayment of advances to unconsolidated affiliate                              -       3,400           -
 Reimbursement of funds advanced to unconsolidated affiliates                   -           -      22,190
                                                                       ----------   ---------   ---------
    Net cash used for investing activities                               (913,513)   (207,967)   (265,026)
                                                                       ----------   ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt                                 162,500     159,000     172,500
 Payments on bank revolving credit facility                              (250,000)          -           -
 Proceeds from Senior Notes                                               300,000           -           -
 Proceeds from Senior Discount Notes                                      625,000           -           -
 Costs associated with the Offerings                                      (51,867)          -           -
 Proceeds from the issuance of Class A Common Stock                       432,400           -           -
 Proceeds from the exercise of employee stock options                         388           -           -
 Purchase of treasury stock                                              (121,025)          -           -
 Capital contributions from minority partners                                   -       2,168       6,058
 Principal payments on capital leases                                     (11,823)     (3,480)       (459)
 Repayments of short-term debt                                                  -           -      (6,542)
                                                                       ----------   ---------   ---------
   Net cash provided by financing activities                            1,085,573     157,688     171,557
                                                                       ----------   ---------   ---------

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                                          265,678     (14,138)     (5,716)

CASH AND CASH EQUIVALENTS, JANUARY 1                                       11,862      26,000      31,716
                                                                       ----------   ---------   ---------
CASH AND CASH EQUIVALENTS, DECEMBER 31                                 $  277,540   $  11,862   $  26,000
                                                                       ==========   =========   =========

   The accompanying notes are an integral part of these financial statements

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

1.  ORGANIZATION AND OPERATIONS

      Teleport Communications Group Inc. ("TCG" or the "Company"), the first and largest competitive local exchange carrier ("CLEC") in the United States, offers a wide range of telecommunications services in major metropolitan markets nationwide. TCG competes with incumbent local exchange carriers ("ILECs") as "The Other Local Phone Company"(R) by providing high quality, integrated telecommunications services, primarily over fiber optic digital networks, to meet the voice, data and video transmission needs of its customers. TCG's customers are principally telecommunications-intensive businesses, hospitals and educational institutions, governmental agencies, long distance carriers and resellers, Internet service providers, disaster recovery service providers and wireless communications companies. TCG offers these customers technologically advanced telecommunications services, as well as superior customer service, flexible pricing and vendor and route diversity.

      TCG, incorporated in March 1983, and TCG Partners, formed in December 1992, were each owned 30.05994% by wholly-owned subsidiaries of Cox Communications, Inc. ("Cox"), 29.93994% by wholly-owned subsidiaries of Tele-Communications, Inc. ("TCI"), 20.00006% by wholly-owned subsidiaries of Comcast Corporation ("Comcast"), and 20.00006% by wholly-owned subsidiaries of Continental Cablevision, Inc. ("Continental") (collectively the "Cable Stockholders") until June 27, 1996.

      In connection with the public offerings of Class A Common Stock, Senior Notes and Senior Discount Notes on June 27, 1996, TCG and its owners entered into a Reorganization Agreement dated as of April 18, 1996 (the "Reorganization Agreement"), pursuant to which TCG Partners and certain of the Company's unconsolidated affiliates became wholly-owned subsidiaries of TCG, and TCG acquired the minority interests of the owners of the remaining unconsolidated affiliates.

    REORGANIZATION AND OFFERINGS

    OFFERINGS

      On June 27, 1996, the Company issued 27,025,000 shares of Class A Common Stock which resulted in gross proceeds of approximately $432.4 million (the "Stock Offering"), and $300 million of Senior Notes and $1,073 million of Senior Discount Notes ("the Notes Offerings" and, collectively, with the Stock Offering, the "Offerings") as part of an initial public offering. The Offerings of the Senior Notes and the Senior Discount Notes resulted in aggregate gross proceeds of approximately $925 million. The gross proceeds of the Offerings (approximately $1.3 billion) were received by TCG on July 2, 1996. TCG also recognized a liability of approximately $46.8 million which was paid to the Underwriters on July 2, 1996. In July 1996, the Company utilized a portion of the net proceeds of the Offerings to (i) repay $250 million of bank indebtedness plus accrued interest and (ii) purchase 7,975,738 shares of Class B Common Stock owned by Continental for $16.00 per share, less related expenses, for a net cost of $121 million. In addition, a portion of the proceeds was used to loan approximately $115 million to its affiliate Comcast CAP of Philadelphia, Inc., ("Comcast CAP"), as part of the first step in TCG's acquisition of Eastern TeleLogic Corporation. The remaining funds will be used to expand and develop existing and new networks, to make acquisitions and for general corporate and working capital purposes.

    REORGANIZATION

              Prior to the Offerings, the Company was owned by subsidiaries of the Cable Stockholders. The business was operated through TCG, and beginning in 1992, TCG Partners, which is a New York general partnership owned prior to the Reorganization by the Cable Stockholders in the same percentages as TCG. TCG Partners was

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
           YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 - CONTINUED

    formed to invest, with TCG, the Cable Stockholders and other cable operators, in 14 partnerships (the "Local Market Partnerships") to develop and operate local telecommunications networks. The Local Market Partnerships were owned by TCG, and/or TCG Partners, certain of the Cable Stockholders which had cable operations in the particular markets addressed by the Local Market Partnerships, and, in some cases, other cable operators in such markets. To simplify this complex ownership structure, the Company and the Cable Stockholders agreed to consolidate the ownership of TCG Partners and of the Local Market Partnerships as wholly-owned subsidiaries of TCG. As part of this process, certain of the other cable operators agreed to sell their interests in the Local Market Partnerships to TCG directly or through a Cable Stockholder.

      Reorganization Transactions Consummated Prior to or in Connection with the Offerings

      On May 13, 1996, in connection with the Reorganization, TCG purchased the partnership interest of Hyperion Telecommunications, Inc. of Florida in TCG South Florida for $11,618,000.

      In consideration of the transfer by each of the Cable Stockholders of its respective interests in TCG Partners and the Local Market Partnerships and the contribution to TCG of $269 million of indebtedness plus accrued interest from the Cable Stockholders (except that TCI retained $26 million subordinated note of TCG), the Company issued, immediately prior to the Offerings, 69,250,230 additional shares of Class B Common Stock to the Cable Stockholders.

      Pursuant to the Reorganization, TCG Partners and the Local Market Partnerships became wholly-owned subsidiaries of TCG.

      Reorganization Transactions After the Offering

      On July 2, 1996, TCG issued 576,263 shares of Class A Common Stock to the unaffiliated minority partners of TCG Detroit in consideration for the transfer to TCG of the remaining partnership interests in TCG Detroit.

      In addition, on December 26, 1996, TCI was issued (i) 638,862 shares of Class A Common Stock in consideration for the transfer on such date to TCG of the partnership interest which TCI had acquired from MicroNet, Inc. in TCG San Francisco and (ii) 372,666 shares of Class A Common Stock in consideration for the transfer on such date to TCG of the partnership interest which TCI had acquired from Intermedia Partners in TCG San Francisco. As a result, as of December 26, 1996, all of the Local Market Partnerships had become wholly-owned subsidiaries of TCG.

      As of December 31, 1996, TCI, Cox, Comcast and Continental owned 37.2%, 29.8%, 19.5% and 13.6%, respectively, of the Company's Class B Common Stock, representing 36.4%, 29.1%, 19.1% and 13.3%, respectively, of the combined voting power of the Company's Common Stock. TCG is owned 31.1%, 24.4%, 16.1%, 11.1% and 17.3% by TCI, Cox, Comcast, Continental and public shareholders, respectively.

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
           YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 - CONTINUED


      Unaudited pro forma financial information for the years ended December 31, 1996 and 1995, as if the Reorganization had occurred at the beginning of each of the respective years, is as follows:

                                                   (In thousands, except share amounts)
                                                        1996               1995
                                                        ----               ----

Revenues                                            $    283,383       $    184,852
                                                    ------------       ------------



Expenses:

     Operating                                           172,374            112,575

     Selling, general and  administrative                 98,436             71,688

     Depreciation and amortization                        96,260             62,797
                                                    ------------       ------------

             Total expenses                              367,070            247,060
                                                    ------------       ------------



Operating loss                                           (83,687)           (62,208)



Interest:

     Interest income                                      29,163              4,824

     Interest expense                                    (66,946)           (11,661)
                                                    ------------       ------------

             Total interest                              (37,783)            (6,837)
                                                    ------------       ------------



Loss before minority interest, equity in
     losses of unconsolidated affiliates
     and income tax provision                           (121,470)           (69,045)

Minority interest                                          4,713              3,198

Equity in losses of unconsolidated affiliates             (7,650)            (1,368)
                                                    ------------       ------------

Loss before provision for income taxes                  (124,407)           (67,215)

Income tax provision                                      (2,193)              (404)
                                                    ------------       ------------



Net loss                                            $   (126,600)      $    (67,619)
                                                    ============       ============

Loss per share                                      $      (0.86)      $      (0.51)
                                                    ============       ============

Weighted average number of shares
     outstanding                                     146,423,705        132,911,232
                                                    ============       ============

     Pro forma adjustments include the reversal of TCG's equity in the losses of 13 Local Market Partnerships for 1996 and 1995, as well as amortization of the goodwill which was recorded upon closing of the transactions and the reduction of interest expense from the conversion of subordinated debt to parents to equity. The pro forma financial information presented above is not necessarily indicative of the operating results which would have been achieved had the transactions occurred at the beginning of the periods presented or of the results to be achieved in the future.

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
           YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 - CONTINUED


2.  SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation - The 1996 consolidated balance sheet includes the accounts of TCG and all wholly-owned subsidiaries. The 1996 consolidated statements of operations and of cash flows include equity in losses of unconsolidated affiliates for all the Local Market Partnerships through June 30, 1996 except for TCG St. Louis which was consolidated for the year. As of July 1, 1996, the statements of operations and of cash flows consolidate the operations of the former Local Market Partnerships. As of December 31, 1995 and for the years ended December 31, 1995 and 1994, the balance sheet and statements of operations and of cash flows include the combined accounts of TCG and TCG Partners. Minority interest represents another partner's equity in TCG St. Louis at December 31, 1995. Investments in which TCG holds less than a 50 percent interest are accounted for under the equity method. All material intercompany transactions and balances have been eliminated in the financial statements presented.

      Basis of Accounting - The accompanying financial statements have been prepared on the accrual basis of accounting.

      Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Cash Equivalents - Cash equivalents consist principally of fixed income securities, U.S. Treasury bills, commercial paper, floating rate notes and certificates of deposit with a maturity date of three months or less when purchased.

      Marketable Securities - Marketable securities consist principally of fixed income securities, U.S. Treasury bills, commercial paper, floating rate notes and certificates of deposit with a maturity date greater than three months when purchased and are stated at market value. Market value is determined by the most recently traded price of the security at the balance sheet date.
   TCG invests primarily in high-grade marketable securities. All marketable securities are classified as available for sale securities under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and unrealized holding gains and losses are reflected as part of stockholders' equity. Net realized gains and losses are determined on the specific identification cost method.

      Financial Instruments - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, marketable securities and accounts receivable. The Company places its temporary cash and cash equivalents and marketable securities with high-quality institutions and, by policy, limits the amount of credit exposure to any one institution. Concentrations of credit risk with respect to accounts receivable are limited due to the dispersion of TCG's customer base among different industries and geographic areas in the United States, by credit granting policies adopted by TCG and by remedies provided by terms of contracts, tariffs and statutes.

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
           YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 - CONTINUED


      Fair Value of Financial Instruments - The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

      Goodwill - Goodwill represents the excess purchase price paid over the net assets associated with the purchase of the remaining partnership interests in Teleport Communications (New York), Teleport Communications Boston ("TCB"), TCG Florida, TCG Detroit and TCG San Francisco, as well as goodwill recorded in the financial statements of TCG Pittsburgh, which is included in the consolidated financial statements of TCG after the Reorganization. Goodwill is amortized on a straight line basis over 40, 20 or 15 years for all entities. The goodwill amortization recorded in 1996, 1995 and 1994 was $2,150,000, $1,437,000 and $207,000, respectively.

      The carrying value of intangible assets is periodically reviewed and impairments will be recognized when the undiscounted expected future cash flows, computed after interest expense derived from the related operations, is less than their carrying value. Effective January 1, 1995, TCG changed its estimate of the useful life of the goodwill associated with TCB to 20 years. The effect of this change in estimate was to increase depreciation and amortization expense by approximately $650,000.

      Deferred Credits - Deferred credits principally represent advance payments received from customers for long-term fiber optic service, and are amortized into income over the life of the related contracts. The current portions, $2,365,000 and $831,000 at December 31, 1996 and 1995,
    respectively, are included in other current liabilities and the non-current portions, $9,902,000 and $5,392,000 at December 31, 1996 and 1995,
    respectively, are included in other liabilities.

      Revenue Recognition - Revenue on dedicated line, switch and data services is recognized in accordance with the terms of the underlying customer contracts or tariffs and over the period in which the services are provided.

      Depreciation and Amortization - Depreciation and amortization are computed on the straight-line basis over the estimated useful lives of the assets or the length of the lease, whichever is shorter. Estimated useful lives are five to 25 years for the communications network and three to five years for other fixed assets, except for buildings which are 40 years.

      When depreciable assets are replaced or retired, the amounts at which such assets were carried are removed from the respective accounts and charged to accumulated depreciation and any gains or losses on disposition are amortized over the remaining original asset lives in accordance with industry practice.

      During 1995, TCG completed a review of the useful lives of its fixed assets. TCG determined that the lives of certain electronics equipment were longer than industry standard, while the lives of other electronics equipment were shorter than industry standard. Therefore, TCG adjusted the estimated useful lives of certain electronics equipment to conform with industry standard, effective December 1, 1995. The effect of these changes in estimate increased depreciation expense for the year ended December 31, 1995 by approximately $700,000.

      Impairment of Long-Lived Assets - In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement is effective for fiscal years beginning after December 15, 1995. Management has

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
           YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 - CONTINUED

    evaluated the effect on its financial condition and results of operations from the adoption of this statement and does not believe an impairment of the long-lived assets has occurred.

      Income Taxes - TCG accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," pursuant to which deferred income tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates currently in effect. State and local taxes are based on factors other than income.

      Net Loss Per Share - Net loss per share is determined by dividing net loss by the weighted average number of common shares outstanding for the period. The computation of fully diluted net loss per share was antidilutive in each of the periods presented; therefore, the amounts reported as primary and fully diluted are the same.

      As part of the Reorganization, TCG declared a 42,000 to one stock split. All per share amounts and numbers of shares have been restated to reflect the stock split retroactive for the periods presented.

      Presentation - Certain 1995 and 1994 amounts have been reclassified to conform with the 1996 presentation.

3.  ACQUISITIONS AND INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

    CERFnet Services Inc.

      On February 4, 1997, the Company acquired from General Atomics all the outstanding capital stock of CERFnet Services, Inc. ("CERFnet"), a leading regional provider of Internet-related services to businesses, including dial-up and dedicated Internet access, World Wide Web hosting and colocation services and Internet training. TCG issued to General Atomics, CERFnet's former controlling stockholder, 2,100,000 shares of its Class A Common Stock and granted to General Atomics certain registration rights with respect to such shares of Class A Common Stock. CERFnet operates a nationwide backbone network, maintains state-of-the-art Internet server facilities, has established and maintains direct peering relationships with other Internet service providers and serves currently over 6,000 customers located primarily in California and Arizona. TCG expects to upgrade CERFnet's backbone, to accelerate the expansion of CERFnet's services nationwide and to achieve marketing synergies by packaging CERFnet's Internet services with TCG's complementary telecommunications services.

    Eastern TeleLogic Corporation

      In connection with the issuance of capital stock to Comcast and Continental in 1993, TCG purchased from Comcast, for approximately $6.5 million, 49% of the issued and outstanding stock of Comcast CAP, which owned 51% of the outstanding capital stock of Eastern TeleLogic Corporation ("ETC"), on a fully-diluted basis. Such purchase price was evidenced by a note payable in one year from the date thereof with interest at the LIBOR rate plus .75% per annum and was secured by a pledge to Comcast of the capital stock of Comcast CAP. On June 30, 1994, this note was repaid in full.

      On August 24, 1994 and September 19, 1994, TCG increased its investment in Comcast CAP by approximately $3.2 million in the aggregate. These investments primarily represented TCG's 49% participation in Comcast CAP's purchase of various issues of ETC's convertible subordinated debt. On October 3, 1995, ETC converted principal and interest on these notes to common stock. Such investment is included in investments in and advances to unconsolidated affiliates in the accompanying balance sheets.

      In March and July 1995, TCG and Comcast CAP provided interim financing to ETC for ETC to expand its network geographically. TCG's portion of the financing was approximately $3,400,000 in the form of convertible subordinated demand promissory notes. On October 3, 1995, ETC repaid these notes plus interest.

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
           YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 - CONTINUED

      Effective as of March 1, 1997, TCG completed its previously announced acquisition of ETC for 2,757,083 shares of TCG's Class A Common Stock. In the first of two steps, on October 25, 1996, employees of ETC exercised their stock options and then ETC redeemed the shares of its stock (approximately 47%) not held by Comcast CAP. Comcast CAP borrowed at a market interest rate approximately $115 million from TCG as a short-term loan and, in turn, loaned this amount to ETC to effect the redemption. In the second step, TCG acquired Comcast's 51% stock interest in Comcast CAP in exchange for 2,757,083 shares of the Company's Class A Common Stock, resulting in ETC becoming a wholly-owned subsidiary of TCG. TCG will assume approximately $60 million of ETC debt and other obligations. The acquisition of ETC provides TCG with access to the Philadelphia market, the nation's fifth largest market, and will allow TCG to establish a contiguous network between Boston and Washington, D.C.. ETC operates a Class 5 digital telephone switch on its 525-mile fiber optic network which connects to more than 360 buildings.

      The goodwill recorded with this investment, which represented the excess of the Company's investment over the underlying net assets of ETC, was approximately $115,666,000. Such amount is being amortized over 20 years beginning November 1996 and is reported in the statement of operations in equity in losses of unconsolidated affiliates. Amortization expense related to such goodwill for the year ended December 31, 1996 was $964,000.

      Unaudited pro forma financial information for the years ended December 31, 1996 and 1995 as if the Reorganization and the acquisitions of ETC and CERFnet had occurred at the beginning of each of the respective years, is as follows (in thousands, except share amounts):


                               1996           1995
                               ----           ----
    Revenue                $    316,239   $    209,904

    Net loss               $   (152,085)  $    (78,561)

    Loss per share         $      (1.01)  $      (0.57)

    Weighted average
       number of shares
       outstanding          151,280,788    137,768,315

      Pro forma adjustments include the reversal of TCG's equity in the losses of the 13 Local Market Partnerships and ETC for 1996 and 1995, as well as amortization of the goodwill to be recorded upon close of the transaction and the reduction of interest expense from the conversion of subordinated debt to parents to equity. It is TCG's intention subsequent to the acquisition, to more fully evaluate the acquired assets and, as a result, the allocation of the acquisition costs among the tangible and intangible assets acquired may change. The pro forma financial information presented above is not necessarily indicative of the operating results which would have been achieved had the transactions occurred at the beginning of the periods presented or of the results to be achieved in the future.

    BizTel Communications, Inc.

      On February 29, 1996, the Company acquired a minority investment in BizTel Communications, Inc. ("BizTel") which holds Federal Communications Commission ("FCC") licenses to provide telecommunications services utilizing 38 GHz digital milliwave transmission in 160 geographic areas, which have a population of approximately 178 million people, and include more than 80 of the 100 largest metropolitan markets and all markets where TCG operates. BizTel also has applications for 84 additional licenses pending FCC approval in geographic areas which have a population of an additional 55 million people. BizTel's 38 GHz milliwave services can be used by TCG to economically connect customers to the Company's fiber optic networks, to provide network redundancy, diverse routing or quick temporary installations and to provide stand-alone facilities where the Company does not have fiber optic networks. On February 28, 1997, TCG obtained an

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
           YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 - CONTINUED

    option, effective July 15, 1997, to acquire the remaining equity interest in BizTel in exchange for the issuance of 1,667,631 shares of the Company's Class A Common Stock, to the majority owners of BizTel, who will be granted certain registration rights with respect to such Class A Common Stock. The Company also granted a reciprocal option to such majority owners, also effective July 15, 1997, to put the remaining equity interest in BizTel to TCG in exchange for the issuance of such shares of Class A Common Stock. The closing of this purchase is subject to regulatory approvals, including approval of the FCC.

      The goodwill recorded with this investment, which represented the excess of the Company's investment over the underlying net assets of BizTel, was approximately $7,378,000. Such amount is being amortized over 20 years beginning March 1996 and is reported in the statement of operations in equity in losses of unconsolidated affiliates. Amortization expense related to such goodwill for the year ended December 31, 1996 was $307,000.

    Cox Fibernet Affiliates

      Pursuant to the terms of three Operator Managed Ventures Services Agreements between TCG and certain affiliates of Cox, TCG has options to acquire up to a 35% interest in the competitive access business conducted by such affiliates of Cox in New Orleans, Oklahoma City and the Hampton Roads, Virginia area, respectively. To the extent the Cox competitive access provider has derived revenue from any contract entered into by TCG as a result of sales efforts engaged in by TCG on behalf of such Cox operations, the purchase price shall be the ratio of the annual TCG generated revenue to total annual revenue of the Cox operation multiplied by the book value of the assets of the Cox operation. If such ratio is less than 35%, TCG may purchase the balance, up to 35%, of that Cox operation for the fair market value (as determined in accordance with the Operator Managed Ventures Services Agreements) of the operation. There is no cap or maximum purchase price under the terms of the Operator Managed Ventures Services Agreements. In November 1996 TCG notified Cox of its intention to exercise its option to purchase a 35% interest in Cox's Hampton Roads, Virginia operations (the Company's options to acquire 35% interests in Cox's New Orleans and Oklahoma City operations do not mature until 1999). Cox and TCG are currently engaged in discussions concerning the calculation of the purchase price formula for Hampton Roads, Virginia, and a possible renegotiation and restructuring of their respective rights and obligations of the parties under each of the Operator Managed Ventures Services Agreements.

    Local Area Telecommunications, Inc.

      Effective October 1, 1995, TC Systems, Inc. , a wholly-owned subsidiary of TCG New York, Inc., entered into an assumption agreement with Local Area Telecommunications, Inc. ("LOCATE") to acquire certain assets subject to associated liabilities. Aggregate assets and associated liabilities at that time were each approximately $2.7 million. TC Systems managed the assets and funded the associated operating losses until the closing of the transaction, which occurred on May 31, 1996.

    TCG Pittsburgh

      During 1995, TCG contributed cash for a 40% partnership interest in TCG Pittsburgh. TCI held the remaining 60% interest in the Pittsburgh partnership. In 1996, TCG acquired the remaining interest in TCG Pittsburgh as part of the Reorganization.

    Teleport Communications Boston

      On October 24, 1994, TCG paid $6,978,000 to FMR Corp., representing a return of Fidelity Communications Inc.'s share of TCB's capital calls received from March 1993 to February 1994, including interest in the amount of $503,000. On the same date, TCG Partners entered into a purchase agreement with FMR Corp. to purchase 100% of the capital stock of Fidelity Communications Inc. In accordance with the purchase agreement, TCG Partners gave a promissory note in the amount of $30,500,000 to Continental in consideration of Continental issuing to Fidelity Non-Profit Management Foundation 62,886 shares of Continental common stock and in exchange for Fidelity Non-Profit Management Foundation transferring all of the common stock of Fidelity to TCG Partners.

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
           YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 - CONTINUED


      On November 9, 1994, TCG, on behalf of TCG Partners, paid Continental $30,605,000 in payment of TCG Partners' promissory note, including interest of $105,000. TCG Partners' promissory note was canceled on November 15, 1994, and subsequently all security interests of Continental in the stock of Fidelity Communications Inc. were released.

    Summarized Financial Information

      Summarized financial information for the Company's investments, which include BizTel and ETC and six months of the revenues and net losses of the Local Market Partnerships except for TCG St. Louis as of and for the year ended December 31, 1996, as well as ETC and the Local Market Partnerships except for TCG St. Louis as of and for the year ended December 31, 1995, is as follows (in thousands):

                             1996       1995
                             ----       ----

      Total assets         $ 68,053   $501,094

      Total liabilities     185,820    151,562

      Total revenues         63,940     68,389

      Net loss              (52,311)   (47,408)

4.  MARKETABLE SECURITIES

    The following is a summary of TCG's marketable securities and cash equivalents at December 31, 1996 (in thousands):

                                    AMORTIZED  UNREALIZED UNREALIZED    MARKET
                                      COST        GAIN      LOSS        VALUE
                                    ---------  ---------- ----------    -----

    Commercial paper                 $338,390       $   -   $    (83)  $338,307
    U.S. Treasury bills                47,894          33          -     47,927
    Federal agency notes              139,481          11        (29)   139,463
    Corporate medium term notes       118,825          60        (33)   118,852
    Floating rate notes                19,984          16          -     20,000
                                     --------       -----   --------   --------
                                      664,574         120       (145)   664,549

    Less: Cash equivalents            223,743           -          -    223,743
                                     --------       -----   --------   --------
    Marketable securities            $440,831       $ 120   $   (145)  $440,806
                                     ========       =====   ========   ========

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
           YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 - CONTINUED


    The amortized cost and estimated fair value by maturity date as of December 31, 1996 is as follows (in thousands):

                          AMORTIZED COST              MARKET VALUE
                          --------------              ------------

    Due in one year        $ 563,119                    $ 563,043

    Due after one year
     through five years      101,455                      101,506
                           ---------                    ---------

    Total                  $ 664,574                    $ 664,549
                           =========                    =========

    Proceeds from the sale of investments during 1996 were $664,814,000. Gross gains of $57,000 and gross losses of $2,000 were realized on these sales in 1996.

5.  FIXED ASSETS

    The following is a summary of the Company's fixed assets as of December 31, 1996 and 1995 (in thousands):


                              CONSOLIDATED      COMBINED
                                  1996             1995
                                  ----             ----

   Communications network     $  875,152      $  381,976
   Construction in progress      336,770         110,882
   Other                          92,307          52,795
                              ----------      ----------
                               1,304,229         545,653
     Less:  Accumulated
      depreciation and
      amortization              (236,967)       (113,202)
                              ----------      ----------

     Fixed assets - net       $1,067,262      $  432,451
                              ==========      ==========

6. LONG-TERM DEBT AND FINANCIAL INSTRUMENTS

   Long-term debt outstanding as of December 31, 1996 and 1995 consisted of the following (in thousands):

                                                                          CONSOLIDATED     COMBINED
                                                                             1996            1995
                                                                             ----            ----
        Subordinated debt to parents, weighted average interest rate of 6.16% and 6.82%, in 1996 and 1995, respectively
          converted to equity in 1996                                     $     -           $269,000

        Long-term bank debt, weighted average rate of 6.47% and
          6.80% in 1996 and 1995, respectively, repaid July 1, 1996              -            87,500

        Senior Notes, 9.875%, due 2006                                     300,000                 -

        Senior Discount Notes, net of discount of $414,039,
          11.125% due 2007                                                 659,567                 -

        TCI Note, 7.5% due 2001                                             27,007                 -
                                                                          --------          --------

        Total                                                             $986,574          $356,500
                                                                          ========          ========

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
           YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 - CONTINUED

      Aggregate maturities of long-term debt over the next five years and thereafter are as follows (in thousands):
    2001 - $27,007 and thereafter $959,567.

      On June 27, 1996, TCG issued $300 million principal amount of Senior Notes due 2006 and $1,073 million aggregate principal amount of Senior Discount Notes due 2007 (collectively the "Notes"). The Senior Notes were issued pursuant to an indenture (the "Senior Notes Indenture") between TCG and the United States Trust Company of New York, as trustee, and the Senior Discount Notes were issued pursuant to an Indenture (the "Senior Discount Notes Indenture" and, together with the Senior Notes Indenture (the "Indentures") between the Company and the United States Trust Company of New York, as trustee. The Indentures contain certain restrictive covenants which impose limitations on TCG and certain of its subsidiaries' ability to, among other things: (i) incur additional indebtedness, (ii) pay dividends or make certain other distributions and investments, (iii) create liens,
    (iv) create dividend and other payment restrictions on subsidiaries, (v) incur certain guarantees, (vi) enter into certain asset sale transactions,
    (vii) enter into certain transactions with affiliates (including the Cable Stockholders) and (viii) merge, consolidate or transfer substantially all of the Company's assets. Under the terms of the Indentures, TCG currently is not able to pay dividends.

      The Senior Discount Notes were issued at a discount to their aggregate principal amount to generate gross proceeds of approximately $625 million. The Senior Discount Notes accrete at a rate of 11.125% compounded semi-annually, to an aggregate principal amount of $1,073,606,000 by July 1, 2001. Thereafter, interest on the Senior Discount Notes will accrue at the rate of 11.125% per annum and will be payable semi-annually on January 1 and July 1, commencing on January 1, 2002; provided that at any time prior to July 1, 2001, TCG may elect to commence the accrual of cash interest on the Senior Discount Notes, in which case the outstanding principal amount on such Notes will be reduced to their accreted value as of the date of such election and cash interest shall become payable thereafter. The total interest expense for the Notes was $49,297,000 for the year ended December 31, 1996.

      The Notes will be subject to redemption at the option of TCG, in whole or in part, at any time on or after July 1, 2001, initially at 104.938% of their principal amount in the case of the Senior Notes, and 105.563% in the case of the Senior Discount Notes and declining to 100% of their principal amount on or after July 1, 2004 in the case of the Senior Notes, and July 1, 2004 in the case of the Senior Discount Notes, in all cases plus accrued and unpaid interest thereon to the applicable redemption date. The incurrence of long-term indebtedness by TCG is subject to approval by the New York Public Service Commission (the "NYPSC") and the New Jersey Board of Public Utilities (the "NJPBU"). In orders issued in 1993, both the NYPSC and NJBPU authorized TCG to issue long-term debt in amounts not to exceed $1 billion. Additionally, in 1995, both the NYPSC and NJBPU authorized the Company's subsidiary, TCG New York, Inc., to incur long-term debt in an amount not to exceed an additional $1 billion; provided, however, that the NYPSC has interpreted its authorization as permitting TCG and TCNY, a wholly-owned subsidiary of TCG, to incur long-term debt not to exceed $1.75 billion in the aggregate. The Company filed petitions for orders from such state regulatory authorities to permit TCG to expand TCG's borrowing authority to $2 billion. Both the New York and New Jersey state regulatory authorities approved these petitions in the third quarter of 1996.

      TCG had a loan agreement with the Cable Stockholders aggregating $349.6 million ($269.0 million outstanding at December 31, 1995. Borrowings bore interest at 75 basis points above the one- month London Interbank Offered Rate ("LIBOR"). Total interest expense for this loan was $8,423,000, $17,643,000 and $5,477,000 for the years ended December 31, 1996, 1995 and
    1994, respectively.

      In connection with the Offerings, the Cable Stockholders contributed to TCG $269.0 million aggregate principal amount of indebtedness, plus accrued interest from May 1995, except that TCI retained a $26 million subordinated note of TCG, in exchange for Class B Common Stock issued to the Cable
    Stockholders.   The loan agreement was terminated in connection with the
    Reorganization.  Interest and principal on the TCI Note are payable in 2001.

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
           YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 - CONTINUED


       On May 22, 1995, TCG entered into a Loan Agreement (the "Revolving Credit Agreement") with Toronto Dominion (Texas), Inc., as administrative agent, Chemical Bank, as documentation agent, and the Banks (as defined in the Revolving Credit Agreement) to finance capital expenditures and working capital needs of TCG's subsidiaries and of the Local Market Partnerships and to repay debt of TCG and its subsidiaries to the Cable Stockholders. Borrowings of $250 million were utilized for the growth of TCG. The $250 million of indebtedness under the Revolving Credit Agreement was repaid in
    July 1996 from the proceeds of the Offerings.   The total interest expense
    for the amounts borrowed under the Revolving Credit Agreement were $6,264,000, $2,950,000 and $0 for the years ended December 31, 1996, 1995 and 1994, respectively. At December 31, 1996, the amount available under the Revolving Credit Agreement was $250 million.

      The shares of capital stock owned by TCG in certain of the wholly-owned subsidiaries of TCG (TC New York Holdings I, Inc., TC New York Holdings II, Inc., TCG Payphones, Inc., and TC Systems, Inc., collectively the "Restricted Subsidiaries") were and remain pledged as collateral to secure loans pursuant to, and may not be pledged to any other party under the terms of, the Revolving Credit Agreement.

      In December 1995, the capital stock of the wholly-owned Restricted Subsidiaries of TCG was transferred, subject to the pledge, to TCG New York, Inc., a wholly-owned subsidiary of TCG, the stock of which was also pledged as collateral. TCG New York, Inc. assumed all obligations under the Revolving Credit Agreement as of the date of transfer. TCG New York, Inc. is permitted under the terms of the Revolving Credit Agreement to advance funds to TCG. When made, such advances are to be evidenced by notes from TCG to TCG New York, Inc. which will be pledged as collateral under the Revolving Credit Agreement.

      The Revolving Credit Agreement contains various covenants and conditions, including restrictions on additional indebtedness, maintenance of certain financial ratios and limitations on capital expenditures. None of these covenants negatively impact TCG's liquidity or capital resources at this time.

      In 1995, TCG entered into interest rate swap agreements to mitigate the
    impact of changes in interest rates on its long-term bank debt.   At
    December 31, 1996 and 1995, TCG had interest rate swaps with commercial banks with a notional value of $0 and $55,000,000, respectively. The average fixed interest rate was 5.93 percent in 1995. These agreements effectively fixed TCG's interest rate exposure on various LIBOR based floating rate notes (which ranged from 5.87 percent to 5.94 percent). During July 1996, TCG repaid $250 million of bank indebtedness with the proceeds of the Offerings. Due to this repayment, TCG is not currently required under its Revolving Credit Agreement to enter into interest rate swap arrangements. Accordingly, TCG terminated four interest rate swap arrangements which were due to mature in 1997, for a gain of approximately $1.5 million.

      The fair value of TCG's long-term debt is estimated based on the quoted market price for the same or similar issues or on borrowing rates currently available to TCG for debt with similar terms and maturities. The fair value of the TCG's long-term debt was $1,082,000,000 and $356,500,000 at December 31, 1996 and 1995, respectively.

7.  EMPLOYEE BENEFIT PLANS

      Teleport Communications Group Retirement Savings Plan - TCG has a Retirement Savings Plan (the "Plan") with a 401(k) savings component and a retirement component covering substantially all eligible employees of TCG with one or more years of service. Under the 401(k) component of the plan, participants may make pre-tax contributions and TCG matches 50 percent of the first 6 percent of annual eligible compensation to a maximum company contribution of $1,500 per employee. Under the retirement component of the plan, TCG contributes an amount based on years of service and annual eligible compensation.

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
           YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 - CONTINUED


      Effective November 1, 1996, the Plan offers TCG's Class A Common Stock as an investment option. The Plan purchases shares on the open market. As of December 31, 1996, 36,186 shares, with a total market value of $1,104,000, had been purchased under the Plan.

      In 1996, 1995 and 1994, TCG made matching contributions of $1,092,000, $736,000 and $456,000, respectively, as required by the 401(k) component and $1,413,000, $978,000, and $606,000, respectively, under the retirement component of the plan.



      TCG has established a non-qualified, unfunded, deferred compensation Make-Up Plan of Teleport Communications Group Inc. (the "Make-Up Plan") for the Teleport Communications Group Inc. Retirement Savings Plan. The purpose of the Make-Up Plan is to provide certain eligible participants benefits which would have been payable under the Retirement Savings Plan, but were limited by the maximum company match of $1,500, as well as compensation limits set forth by the IRS. Expenses incurred in connection with the Make-Up Plan were insignificant.

      Teleport Communications Group Unit Appreciation Plan - TCG has established Teleport Communications Group Unit Appreciation Plans (the "UAP") for 1992 and 1993. During the years ended December 31, 1993 and 1992, TCG made awards of deferred compensation in the form of units (the "Units"), pursuant to the UAP, to certain eligible employees of TCG. Benefits under the UAP are equal to the value of the Units on the date the employee terminates employment or is fully vested in the Units, less the initial base price of the Units. The initial base price of each Unit as of January 1, 1993 and 1992 was $34.85 and $30.00, respectively. Each Unit is equal to 8.4 shares of Class A Common Stock. Except for awards to a certain employee, the appreciation of any Unit is limited to 200% of the initial base price. Pursuant to an employee's employment agreement, there is no limit on the appreciation he may receive under the 1992 UAPs. Awards under the UAP are subject to a five-year vesting schedule, pursuant to which the Units granted will be 60% vested as of December 31, 1995 and December 31, 1994, respectively, and fully vested no later than December 31, 1997 and December 31, 1996, respectively, subject to certain exceptions provided therein. 1992 UAPs were fully vested December 31, 1996 and were paid early in 1997. In connection with the UAP, TCG recognized compensation expense of $1,445,748, $2,474,845, and $6,070,955 for the years ended December 31,
    1996, 1995 and 1994, respectively. In January 1996, TCG adopted a plan which permits the awards under the UAP to be deferred in whole or in part at the election of the participants for periods of up to five years or, with an Administrative Committee's consent, until termination of employment.

      The following table provides additional information concerning the Unit Appreciation Plan awards:


                             Number         Number                                            Number                   Number  of
                            of Units       of Units        Value of        Number of         of Units       Value         Units
                Initial   Outstanding       Vested           Units           Units            Vested       of Units    Outstanding
  Year           Number       at              at           Vested at       Outstanding          at        Vested at        at
   of              of      December 31,   December 31,   December 31,    at December 31,    December 31, December 31,  December 31,
 Award           Units        1996           1996            1996             1995              1995         1995          1994
 -----           -----        ----           ----            ----            --------         --------       ----          ----

1993              36,000         5,300         4,240       $  295,528          23,700          14,220      $  991,134        25,100

1992             170,850        63,250        63,250        7,695,373         139,200         111,360       7,486,200       156,850
                 -------        ------        ------       ----------         -------         -------      ----------       -------

Total            206,850        68,550        67,470       $7,990,901         162,900         125,580      $8,477,334       181,950
                 =======        ======        ======       ==========         =======         =======      ==========       =======


              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
           YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 - CONTINUED


      Teleport Communications Group Inc. 1996 Equity Incentive Plan -TCG established the Teleport Communications Group Inc. 1996 Equity Incentive Plan (the "Equity Incentive Plan") effective June 27, 1996, to provide opportunities for certain employees of TCG to participate in the appreciation in the value of TCG after the initial public offering. The Board of Directors authorized the issuance of up to 637,792 shares of Class A Common Stock under the Equity Incentive Plan. The Equity Incentive Plan is administered by the Compensation Committee which has full and discretionary power to award shares under the Equity Incentive Plan.

      Under the Equity Incentive Plan, each employee who had an award under the 1992 UAP or the 1993 UAP, whether or not the employee had elected to defer receipt of the payment of benefits thereunder and who is employed by TCG as of June 27, 1996, had the right to waive his interest in all or any portion of the employee's benefit in the 1992 UAP or 1993 UAP. In exchange therefore, the employee was granted a number of shares under the Equity Incentive Plan equal to the value of the portion of the employee's benefit waived (determined as of June 27, 1996) multiplied by 120% and divided by the initial public offering price per share of Class A Common Stock. No employee could receive more than 54,000 shares under the Equity Incentive Plan, and a certain employee was not eligible to participate. A share under the Equity Incentive Plan is equivalent in value to one share of Class A Common Stock. Thus, the value of the benefit payable under the Equity Incentive Plan will fluctuate in accordance with the fair market value of the Class A Common Stock.

      Shares under the Equity Incentive Plan granted in exchange for 1992 UAP benefits are subject to a two-year vesting schedule, with 70% of the shares becoming vested as of June 27, 1997 and the remaining 30% becoming vested as of the June 28, 1998. Shares granted in exchange for the 1993 UAP benefits are subject to a three-year vesting schedule, with 70% of the shares becoming vested as of June 27, 1998 and the remaining 30% becoming vested as of June 27, 1999. A participant shall become 100% vested in his shares in the event of death, total disability or a change in control. In the event a participant's employment is terminated for cause, his interest in each and every share awarded under the Equity Incentive Plan shall be forfeited.

      Shares under the Equity Incentive Plan will be paid to a participant either in one lump sum cash payment or in shares of Class A Common Stock, as determined at the discretion of the Compensation Committee, on the payment date elected by the participant at the time he elects to participate in the Equity Incentive Plan. In general, the payment date elected may be the last business day of any calendar quarter during the period commencing June 30, 1998 and ending June 30, 2001.

      At December 31, 1996, 421,233 shares were outstanding under the Equity Incentive Plan.

      Teleport Communications Group Inc. Stock Option Plan - TCG established the Teleport Communications Group Stock Option Plan (the "SOP") effective September 26, 1993. The SOP is administered at the discretion of the Compensation Committee, which has made long-term incentive compensation awards in the form of non-qualified and incentive stock options to eligible employees. Stock options were granted with exercise prices at or above the fair market value of the shares on the date of grant, and no compensation expense has been recognized in connection with the options. The Compensation Committee may permit the exercise price to be paid in cash, through delivery of other shares of Class A Common Stock, by delivering irrevocable instructions to a financial institution to deliver promptly to TCG the portion of sale or loan proceeds sufficient to pay the exercise price, or through an election to have shares withheld from the shares otherwise to be received by the option holder.

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
           YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 - CONTINUED

                                       Shares of Common Stock
                                       ----------------------
                                     Available for                 Weighted Avg.
                                         Grant      Outstanding   Exercise Price
                                         -----      -----------   --------------
Balance, January 1, 1994                2,990,757     2,392,593   $  6.90 - 7.84
     Authorized                                 -             -                -
     Granted                             (324,026)      324,026            10.39
     Exercised                                  -             -                -
     Forfeited                            221,315      (221,315)    6.90 - 10.39
                                        ---------     ---------
Balance, December 31, 1994              2,888,046     2,495,304   $ 6.90 - 10.39
     Authorized                                 -             -                -
     Granted                             (285,096)      285,096            14.22
     Exercised                                  -       (27,115)            6.90
     Forfeited                            215,225      (215,225)    6.90 - 14.22
                                        ---------     ---------
Balance, December 31, 1995              2,818,175     2,538,060   $ 6.90 - 14.22
     Authorized                         5,547,683             -                -
     Granted                           (2,003,462)    2,003,462    17.46 - 21.60
     Exercised                                  -       (55,355)            6.90
     Forfeited                            173,443      (173,443)    6.90 - 21.60
                                        ---------     ---------
Balance, December 31, 1996              6,535,839     4,312,724   $ 6.90 - 21.60
                                        =========     =========

      Teleport Communications Group Inc. Employee Stock Purchase Plan - TCG adopted the Teleport Communications Group Inc. Employee Stock Purchase Plan ("the Stock Purchase Plan"), effective June 27, 1996. The Stock Purchase Plan is administered by the Compensation Committee. Each eligible employee was given an option to purchase a number of shares of Class A Common Stock up to 10% of such employee's compensation plus bonus paid for the calendar year preceding the year the option is awarded, divided by the purchase price per share under the option. No employee can receive options for more than $25,000 worth of shares in any calendar year. The purchase price for one share of Class A Common Stock is 15% below the initial offering price of $16, or $13.60. The Board of Directors has authorized the issuance of 745,000 shares under the Stock Purchase Plan. The options expire on June 27, 1997. Options related to 623,894 shares of Class A Common Stock were
    issued.   The expense recorded for the six months ended December 31, 1996 related to the options issued was approximately $699,000.

                                       Shares of Common Stock
                                       ----------------------
                                     Available for                 Weighted Avg.
                                         Grant      Outstanding   Exercise Price
                                         -----      -----------   --------------
Balance, January 1, 1996                        -             -   $            -
     Authorized                           745,000             -            13.60
     Granted                             (623,894)      623,894            13.60
     Exercised                                  -             -                -
     Forfeited                             41,001       (41,001)           13.60
                                         --------       -------
Balance, December 31, 1996                162,107       582,893   $        13.60
                                         ========       =======

      Stock Based Compensation - In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" which encourages but does not require companies to record compensation cost for stock based compensation plans at fair value.

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
           YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 - CONTINUED


      TCG has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25 "Accounting for Stock Issued to Employees," and its related interpretations. Accordingly, no compensation expense has been recorded for its stock awards and employee stock purchase plan, but rather, the Company has determined the pro forma net loss and net loss per share amounts for 1996 and 1995, as if compensation expense had been recorded for options granted during those years under the fair value method described in the statement. Compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Compensation cost for stock appreciation rights and performance equity units is recorded quarterly based on the quoted market price of TCG's stock at the end of the period.

      The Company utilized the Black-Scholes option pricing model to estimate the fair value at the date of grant of options granted during 1996 and 1995. Under the Black-Scholes model, a volatility factor of approximately 0.25 was used for options granted on or after the date of the Offerings and the minimum value method was used for options granted prior to the date of the Offerings, as if there was no market for the Company's common stock in which to monitor stock price volatility. Had TCG adopted SFAS No. 123, net loss and loss per share would have increased the reported results as indicated below (in thousands, except share amounts):


                                         1996          1995
                                         ----          ----

     Net loss - as reported          $    114,850  $    53,804
                                     ============  ===========
     Net loss - pro forma            $    116,398  $    53,929
                                     ============  ===========
     Loss per share - as reported    $     (1.00)  $      (.77)
                                     ============  ===========
     Loss per share - pro forma      $     (1.02)  $      (.77)
                                     ============  ===========
     Weighted average number of
       shares outstanding             114,443,695   70,000,140
                                     ============  ===========



      Valuation Assumptions -   The fair value of options at the date of grant
   was established using the Black-Scholes model with the following weighted average input assumptions:

                                                                                         RISK FREE               ANNUAL
                                   EXPECTED   EXERCISE   STOCK PRICE AT                     INT.        DIV.   FORFEITURE
                                     LIFE       PRICE       GRANT        VOLATILITY         RATE       YIELD      RATE
                                     ----       -----       -----        ----------         ----       -----      ----
1996 Employee Stock
  Purchase Plan Grants               1.00       $13.60      $16.00           25.0%         5.81%        0%        4.89%

1995 and 1996 Stock               5.04 to    $14.22 to   $14.22 to          .1 to          6.66% to               3.53% to
  Option Grants                      5.59       $33.63      $33.63           25.0%         6.73%        0%        4.90%

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
           YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 - CONTINUED


The following table summarizes information concerning the remaining options outstanding as of 1996 for the 1995 and 1996 option grants:


                                                                                                         OPTIONS
                                         OPTIONS OUTSTANDING                                           EXERCISABLE
                                 -----------------------------------                 -----------------------------------------------

                                                                 WEIGHTED AVG.       WEIGHTED                           WEIGHTED
                                RANGE OF                           REMAINING         AVERAGE         NUMBER OF          AVERAGE
                                EXERCISE     NUMBER OF SHARES     CONTRACTUAL        EXERCISE          SHARES           EXERCISE
                                 PRICES        OUTSTANDING           LIFE             PRICES        EXERCISABLE          PRICES

                                 ------        -----------           ----             ------        -----------          -----

1996 Employee
  Stock Purchase
  Plan Grants                     $13.60           582,893          1                  $13.60                 -                 -



1995 and 1996
  Stock Option                 $14.22 to                         5.04 to               $14.22 to
  Grants                         $ 33.63       2,204,874          5.59                 $21.60           1,156            $14.22

      Employment Agreements - TCG has employment agreements with certain of its executive officers and senior management personnel. These agreements are effective through dates ending from June 30, 1998 to December 31, 1999, unless terminated earlier by the executive or TCG, and provide for annual salaries, cost-of-living adjustments, additional compensation in the form of bonuses based on the performance of TCG and the executive, and participation in the various benefit plans of TCG. The agreements contain certain benefits to the executive if TCG terminates the executive's employment without cause or if the executive terminated his employment as a result of change in ownership of TCG. The salary and bonus expense related to these executives for the years ended December 31, 1996 and 1995 approximated $2,873,000, and $2,133,000, respectively. TCG's remaining aggregate commitments for salaries under such agreements is approximately $4,903,000. The commitments for bonuses under these agreements is approximately $1,793,048.

      In the event TCG terminates the executive without cause or the executive terminates his/her employment as a result of a change in control, the agreements provide for continued vesting in deferred compensation and long term incentive awards as well as the payment of a base salary for each executive plus an annual bonus for the duration of the agreement. The annual bonus is an amount not less than 30% of such base salary, except for a certain employee whose minimum annual bonus is 50% of base salary. Each executive is entitled to these severance benefits for at least six months following such termination, except for a certain employee whose minimum entitlement period is 30 months.

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
           YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 - CONTINUED


8.  INCOME TAXES

      There are no current income taxes payable based on TCG's operating loss. The current state and local tax expense are based on factors other than income. The following temporary differences compose the net deferred income tax payable (in thousands):

                                        1996          1995
    Deferred income tax
     liabilities -
     depreciation,
     amortization and
      excess credits                  $ 43,072      $ 23,294
                                      --------      --------

    Deferred income tax assets:
     Deferred revenue                  (2,361)       (2,089)
     Assets recorded for tax purposes  (3,368)       (1,301)
     Incentive compensation            (4,579)       (3,303)
     Operating loss                   (81,578)      (35,233)
     Equity on investments               (138)         (710)
                                     --------      --------
                                      (92,024)      (42,636)

    Less valuation allowance           49,874        20,264
                                     --------      --------
        Total deferred tax assets     (42,150)      (22,372)
                                     --------      --------
    Deferred income taxes
      payable - net                  $    922      $    922
                                     ========      ========


       In 1996, 1995 and 1994, the net income tax benefits of approximately $29,610,000, $10,909,000 and $7,782,000, respectively, have been offset by increases in the valuation allowance of $29,610,000, $10,909,000 and $7,782,000 respectively, due to the uncertainty of realizing the benefit of the loss carry- forwards.

       At December 31, 1996, TCG had operating loss carry-forwards for tax purposes of approximately $170,500,000, expiring principally in 2009 through 2012.

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
           YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 - CONTINUED


      A reconciliation of the statutory federal income tax rate and TCG's effective income tax rate is as follows:

                                          1996     1995     1994


    Statutory federal income tax rate     35.00%   35.00%   35.00%

    State and local taxes,
    less federal benefit                   2.36     1.30     2.00

    Unutilized tax benefit due
    to net operating loss                (31.80)  (33.30)  (35.50)

    Permanent differences and other       (3.20)   (1.70)    0.50
                                         ------   ------   ------

    Effective rate                         2.36%    1.30%    2.00%
                                         ======   ======   ======


9.  RELATED PARTY TRANSACTIONS

      In connection with the management of its previously unconsolidated partnerships, TCG entered into management services agreements. Under the terms of such agreements, TCG provided certain operating and administrative services to such entities, for which it earned management fees. Management fees earned were approximately $21,828,000, $29,638,000, and $19,403,000 in
    1996, 1995 and 1994, respectively. After June 27, 1996, such management fee revenue is no longer recorded because the previously unconsolidated partnerships are now consolidated.

      In 1996 TCG entered into a preliminary, short-term agreement with TCI which provides for the provision of certain services by TCG to TCI in connection with the development by TCI of residential telephony service offerings in Hartford, Connecticut, San Francisco, California and Arlington Heights, Illinois and possibly other locations. TCI has agreed to reimburse TCG for certain costs and cost of capital in connection with these services. TCI and TCG are in the process of negotiating a definitive agreement regarding the provision of these services. TCG has also entered into or is negotiating agreements with each of the other three Cable Stockholders regarding the provision of services with respect to the offering of residential telephony services by such Cable Stockholders to individual multiple dwelling units. At December 31, 1996 and 1995, the amounts due to TCG for this reimbursement were $1,057,000 and $461,000, respectively, and is included in accounts receivable - related parties.

      TCG also provides management services to certain affiliates of Cox under three Operator Managed Ventures Services Agreements, including billing services, network monitoring and accounts receivable functions. Under the terms of the agreements, TCG retains eight percent of the collected revenues from Cox customers as a royalty fee. Royalty fees recorded from Cox were approximately $318,000, $98,000, and $27,000 for the years ended December 31, 1996, 1995 and 1994, respectively and are included in management and royalty fees from affiliates in the statements of operations. Included in accounts receivable - trade are approximately $436,000 and $262,000 at December 31, 1996 and 1995, respectively, for amounts owed by Cox customers. At December 31, 1996 and 1995, the amounts due to Cox affiliates under the agreements were $1,079,000 and $295,000, respectively.

      In 1996 and 1995, TCG purchased cable on behalf of certain of its owners, which it then sold to them at cost. The amount receivable from the owners was $1,496,000 and $3,683,000 as of December 31, 1996 and 1995,
    respectively.

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
           YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 - CONTINUED


      Sprint Spectrum, a partnership owned 60% by TCI, Comcast and Cox, has entered into preliminary agreements or letters of intent with a number of wholly-owned subsidiaries of TCG providing for the construction of special facilities and the provision of services to Sprint Spectrum by TCG. TCG and Sprint Spectrum are in the process of negotiating a national master service agreement. The amount receivable from Sprint Spectrum at December 31, 1996 was $345,000.

      Revenues earned from all services to the other partner of TCB and its affiliates were approximately $3,709,000 for the year ended December 31, 1994.

10. COMMITMENTS AND CONTINGENCIES

      Under the terms of contracts with various parties, TCG is obligated to pay franchise fees, office rents, node rents and rights-of-way fees in connection with its fiber optic network through 2022. These contracts provide for certain scheduled increases and for possible escalation of basic rentals based on a change in the cost of living or on other factors. TCG expects to enter into other contracts for additional franchise fees, office rents, node rents, rights-of-way, facilities, equipment, and maintenance services in the future.

      A summary of such fixed commitments at December 31, 1996 is as follows (in thousands):

                    YEARS               AMOUNT

                     1997            $  25,331
                     1998               23,564
                     1999               22,892
                     2000               21,914
                     2001               20,252
                   Thereafter           63,638
                                     ---------

                   Total             $ 177,591
                                     =========

      Rent expense under operating leases was approximately $18,044,000, $11,770,000 and $11,185,000 for the years ended December 31, 1996, 1995 and
    1994, respectively.

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
           YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 - CONTINUED


      Communications network includes assets acquired under capital leases of approximately $114,126,000 and $22,430,000 (including approximately $95,980,000, and $16,615,000 with related parties) at December 31, 1996, and 1995, respectively. The related accumulated depreciation and amortization was approximately $12,080,000 and $1,085,000, respectively.

      The following is a schedule, by year, of future minimum payments under the leases, together with the present value of the net minimum payments as of December 31, 1996 (in thousands):

                       YEARS                                     AMOUNT

                        1997                                    $29,508
                        1998                                     19,683
                        1999                                     12,270
                        2000                                      4,719
                        2001                                        548
                    Thereafter                                    3,834
                                                                -------

               Total minimum lease payments                      70,562

               Less amount representing interest                 12,010
                                                                -------

               Total obligations under capital leases           $58,552
                                                                =======


      Teleport Communications is subject to a revenue sharing agreement with The Port Authority of New York and New Jersey (the "Port Authority"). Based on the agreement, Teleport Communications is obligated to pay to the Port Authority five percent of its gross revenues, and may be required to pay a "net return rental fee," as defined, to the extent its cumulative net return exceeds the entitlement amount. Teleport Communications is also required to remit to the Port Authority a minimum payment currently equal to $300,000 annually.

      Teleport Communications entered into a 15-year franchise agreement with the City of New York during 1994, which among other things, requires a payment based on certain gross revenues, as defined in the agreement. The franchise provides for the payment of 10% of certain gross revenues in 1995 and 1996, 6% in 1997 and 5% thereafter, all subject to certain setoffs, reductions and adjustments. The franchise also provides that commencing with calendar year 1995, payment to the City will be no less than $200,000 per year.

      In the ordinary course of business, TCG is involved in various litigation and regulatory matters, proceedings and claims. In the opinion of TCG's management, after consultation with counsel, the outcome of such proceedings will not have a materially adverse effect on TCG's financial position, results of operations or cash flows.

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
           YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 - CONTINUED


11. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

      Cash paid for interest and non-cash investing and financing activities for the years ended December 31, 1996, 1995 and 1994 were as follows (in thousands):

                                                                  1996     1995     1994

    Cash paid during the year for interest                      $  7,818  $ 8,675  $ 5,693
                                                                ========  =======  =======

    Fixed assets acquired under capital leases                  $ 14,034  $15,151  $ 4,384
                                                                ========  =======  =======

    Right of way obtained in exchange for cable installation    $      -  $ 1,330  $     -
                                                                ========  =======  =======

    Conversion of subordinated debt to parents plus accrued
     interest                                                   $263,602  $     -  $     -
                                                                ========  =======  =======
    Conversion and stock split of $1 par value common
     stock to 139,250,370 shares of Class B Common Stock
     as part of the Reorganization                              $213,099  $     -  $     -
                                                                ========  =======  =======

12. SELECTED QUARTERLY INFORMATION (UNAUDITED)

      Summarized below is quarterly financial information for the years ended December 31, 1996 and 1995 (in thousands, except per share amounts):

                         1ST QUARTER   2ND QUARTER    3RD QUARTER    4TH QUARTER     TOTAL
1996                       COMBINED      COMBINED    CONSOLIDATED   CONSOLIDATED
Revenues                    $ 50,435      $ 57,087       $ 72,749       $ 87,398   $ 267,669
Net loss                     (18,693)      (19,743)       (33,705)       (42,709)   (114,850)
Loss per common share       $  (0.25)     $  (0.27)      $  (0.21)      $  (0.27)  $   (1.00)


1995                        COMBINED      COMBINED       COMBINED       COMBINED     TOTAL
Revenues                    $ 36,792      $ 38,847       $ 42,349       $ 48,181   $ 166,169
Net loss                     (11,540)      (11,705)       (12,672)       (17,887)    (53,804)
Loss per common share       $  (0.16)     $  (0.17)      $  (0.18)      $  (0.26)  $   (0.77)

                                  * * * * * *

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       TELEPORT COMMUNICATIONS GROUP INC.
--------------------------------------------------------------------------------

                                 (REGISTRANT)
                                 ------------

BY                      /S/ ROBERT ANNUNZIATA
--------------------------------------------------------------------------------
     ROBERT ANNUNZIATA, PRESIDENT AND CHIEF EXECUTIVE OFFICER

DATE                    MARCH 25, 1997
--------------------------------------------------------------------------------

                        SIGNATURE                    TITLE                            DATE
                        ---------                    -----                            ----
          /S/ ROBERT ANNUNZIATA             Chairman of the Board of Directors,   March 25, 1997
-------------------------------------       President and Chief
          Robert Annunizata                 Executive Officer

          /S/ JOHN A. SCARPATI              Senior Vice President and Chief       March 25, 1997
--------------------------------------      Financial Officer (Principal
          John A. Scarpati                  Financial Officer)


          /S/ MARIA TERRANOVA - EVANS       Vice President and Controller         March 25, 1997
--------------------------------------      (Principal Accounting Officer)
          Maria Terranova - Evans

          SIGNATURE                   TITLE         DATE
          ---------                   -----         ----

                                     Director
-----------------------------------
          Brendan R. Clouston

          /S/ JOHN R. DILLON         Director  March 25, 1997
-----------------------------------
          John R. Dillon

                                     Director
-----------------------------------
          Gerald W. Gaines

          /S/ JIMMY W. HAYES         Director  March 25, 1997
-----------------------------------
          Jimmy W. Hayes

          /S/ J. BRUCE LLEWELLYN     Director  March 25, 1997
-----------------------------------
          J. Bruce Llewellyn

          /S/ JAMES O. ROBBINS       Director  March 25, 1997
-----------------------------------
          James O. Robbins

                                     Director
-----------------------------------
          Brian L. Roberts

          /S/ C. B. ROGERS           Director  March 25, 1997
-----------------------------------
          C. B. Rogers

          /S/ LARRY E.  ROMRELL      Director  March 25, 1997
-----------------------------------
          Larry E. Romrell

                                     Director
-----------------------------------
          Bernard Schotters

          /S/ LAWRENCE S. SMITH      Director  March 25, 1997
-----------------------------------
          Lawrence S. Smith

          /S/ DAVID M. WOODROW       Director  March 25, 1997
-----------------------------------
          David M. Woodrow