Form 10-Q
period 1997-03-31
TELEPORT COMMUNICATIONS GROUP INC
filed 1997-05-15
CIK 1012099

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

OR
                  TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ________________________________________________

Commission file number        0-20913
                      ---------------------------------------------------------

                      TELEPORT COMMUNICATIONS GROUP INC.
                      ----------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        DELAWARE                                          13-317139
--------------------------------------------------------------------------------
(STATE OF OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
OR ORGANIZATION)                                      IDENTIFICATION NO.)


        437 RIDGE ROAD, EXECUTIVE BUILDING 3, DAYTON, NEW JERSEY  08810
        ---------------------------------------------------------------
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                (908) 392-2000
                                --------------
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X         No ____
     ----


Number of outstanding shares of Registrant's Common Stock as of May 5, 1997:
37,594,682 shares of Class A Common Stock and 127,274,632 shares of Class B Common Stock.

                        PART I - FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS
              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                            MARCH 31,     DECEMBER 31,
                                              1997           1996
                                           ----------     ----------
                                          (Unaudited)
                 ASSETS
Current assets:
    Cash and cash equivalents              $  155,590     $  277,540
                                           ----------     ----------

    Marketable securities                     410,758        440,806
                                           ----------     ----------

    Accounts receivable:
       Trade-net of allowance for              63,725         46,325
        doubtful accounts ($6,307 in
        1997 and $5,989 in 1996)
       Related parties                          4,544          4,191
       Miscellaneous-net of allowance
        for doubtful accounts ($1,763
        in 1997 and $1,406 in 1996)             5,655          6,795
                                           ----------     ----------
               Accounts receivable-net         73,924         57,311
                                           ----------     ----------

    Prepaid expenses                           13,659          9,531
                                           ----------     ----------
    Other current assets                        3,454          2,373
                                           ----------     ----------
               Total current assets           657,385        787,561
                                           ----------     ----------
Fixed assets-at cost:
    Communications network                  1,324,928      1,211,922
    Other                                     114,210         92,307
                                           ----------     ----------
                                            1,439,138      1,304,229
     Less accumulated depreciation and
      amortization                           (265,443)      (236,967)
                                           ----------     ----------
              Fixed assets-net              1,173,695      1,067,262
                                           ----------     ----------
Investment in and advances to
 unconsolidated affiliates                     14,101        126,561
                                           ----------     ----------
Goodwill-net of accumulated amortization      268,389         57,764
                                           ----------     ----------
Other assets                                   17,977         10,949
                                           ----------     ----------
             Total assets                  $2,131,547     $2,050,097
                                           ==========     ==========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued
      liabilities  ($1,667 in 1997 and
      $1,079 in 1996 with related
       parties)                            $  177,483     $  215,808
     Current portion of capital lease
      obligations ($20,063 in 1997 and
      $21,139 in 1996 with related parties)    23,502         24,063
     Other current liabilities                  5,459          2,365
                                           ----------     ----------
          Total current liabilities           206,444        242,236
                                           ----------     ----------
Capital lease obligations ($25,317 in
 1997 and $28,716 in 1996 with related
 parties)                                      31,661         34,489
TCI note-subordinated (including
 accrued interest of $1,513 in 1997 and
 $1,007 in 1996)                               27,513         27,007
Long-term bank debt                            52,575              -
Senior Notes                                  300,000        300,000
Senior Discount Notes                         677,911        659,567
Unamortized notes costs                       (25,085)       (25,761)
Other liabilities                              14,903         15,689
                                           ----------     ----------
          Total liabilities                 1,285,922      1,253,227
                                           ----------     ----------
Stockholders' equity:
      Common Stock, Class A $.01 par
       value: 450,000,000 shares
       authorized, 37,586,067 shares
       issued and outstanding at March
       31, 1997; and 28,668,400 shares
       issued and outstanding at
       December 31, 1996                          377            287
      Common Stock, Class B $.01  par
       value: 300,000,000 shares
       authorized, 139,250,370 shares
       issued and 127,274,632 shares
       outstanding at March 31, 1997
       and 139,250,370 shares
       outstanding at December 31, 1996         1,353          1,393
      Additional paid-in capital            1,291,109      1,197,252
      Unrealized loss on marketable
       securities                                (149)           (25)
      Accumulated deficit                    (326,040)      (281,012)
                                           ----------     ----------
                                              966,650        917,895
                                           ----------     ----------
Less cost of Class B Common Stock held
 in treasury, 7,975,738 shares at March
 31, 1997 and December 31, 1996              (121,025)      (121,025)
                                           ----------     ----------
          Total stockholders' equity          845,625        796,870
                                           ----------     ----------
Total liabilities and stockholders'
 equity                                    $2,131,547     $2,050,097
                                           ==========     ==========

  The accompanying notes are an integral part of these financial statements.

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                              THREE MONTHS ENDED
                                                   MARCH 31,
                                        ----------------------------

                                          CONSOLIDATED     COMBINED
                                              1997           1996
                                        ---------------  -----------

Revenues:
     Telecommunications services          $     96,844   $    39,553
     Management and royalty fees from
      affiliates                                     -        10,882
                                          ------------   -----------
        Total revenues                          96,844        50,435
                                          ------------   -----------

Expenses:
     Operating                                  57,337        28,915
     Selling, general and administrative        33,371        13,803
     Depreciation and amortization              29,756        12,849
                                          ------------   -----------
        Total expenses                         120,464        55,567
                                          ------------   -----------
Operating loss                                 (23,620)       (5,132)
                                          ------------   -----------

Interest:
     Interest income                            11,290         1,190
     Interest expense ($1,474 and
      $5,353 for the three months
      ended March 31, 1997 and
      1996, respectively with related
      parties)                                 (29,508)       (8,148)
                                          ------------   -----------


        Total interest                         (18,218)       (6,958)
                                          ------------   -----------

Loss before minority interest, equity
 in losses of unconsolidated affiliates
 and income tax provision                      (41,838)      (12,090)
Minority interest                                    -           150
Equity in losses of unconsolidated
 affiliates                                     (2,590)       (6,528)
                                          ------------   -----------
Loss before income tax provision               (44,428)      (18,468)
Income tax provision                              (600)         (225)
                                          ------------   -----------

Net loss                                  $    (45,028)  $   (18,693)
                                          ============   ===========

Loss per share                                   $(.28)       $( .27)
                                          ============   ===========

Weighted average number of shares
 outstanding                               161,665,547    70,000,140
                                          ============   ===========


  The accompanying notes are an integral part of these financial statements.

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                  (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                                          UNREALIZED
                                                           ADDITIONAL       LOSS ON
                               CLASS A        CLASS B        PAID-IN      MARKETABLE      ACCUMULATED
                             COMMON STOCK  COMMON STOCK      CAPITAL      SECURITIES        DEFICIT     TREASURY STOCK
                           -------------------------------------------------------------------------------------------

Balance at January 1, 1997           $287        $1,393      $1,197,252          $(25)      $(281,012)      $ (121,025)
Issuance of 60,584 shares
 of Class A Common
 Stock upon exercise of
  options                               1             -             421              -              -                -
Issuance of 2,100,000
 shares of Class A
 Common Stock to purchase
  CERFnet Services,  Inc.              21             -          47,386              -              -                -
Issuance of 2,757,083
 shares of Class A
 Common Stock to purchase
  controlling interest
 in Eastern TeleLogic
  Corporation                          28             -          46,050              -              -                -
Conversion of 4,000,000
 shares  of  Class B
 Common Stock to Class A
 Common  Stock                         40           (40)              -              -              -                -
Unrealized loss on
 marketable securities                   -             -               -          (124)             -               -
Net loss                                 -             -               -              -       (45,028)              -
                           -------------------------------------------------------------------------------------------
Balance at March 31, 1997             $377        $1,353      $1,291,109         $(149)     $(326,040)      $(121,025)
                           ============================================================================================

                                 TOTAL
                               STOCKHOLDERS'
                                  EQUITY
                              --------------
Balance at January 1, 1997     $ 796,870
Issuance of 60,584 shares
 of Class A Common
 Stock upon exercise of
  options                            422
Issuance of 2,100,000
 shares of Class A
 Common Stock to purchase
  CERFnet Services,  Inc.         47,407
Issuance of 2,757,083
 shares of Class A
 Common Stock to purchase
  controlling interest
 in Eastern TeleLogic
  Corporation                     46,078
Conversion of 4,000,000
 shares  of  Class B
 Common Stock to Class A
 Common  Stock                         -
Unrealized loss on
 marketable securities              (124)
Net loss                         (45,028)
                               ---------
Balance at March 31, 1997      $ 845,625
                               =========


  The accompanying notes are an integral part of these financial statements.

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)


                                            THREE MONTHS ENDED
                                                 MARCH 31,
                                         ----------------------------
                                         CONSOLIDATED      COMBINED
                                             1997            1996
                                         ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                $ (45,028)      $(18,693)
   Adjustments to reconcile net loss to
    net cash used for operating
    activities, net of effects of
    acquisitions:
         Depreciation and amortization        29,756         12,849
         Amortization of notes costs             676              -
         Equity in losses of
          unconsolidated affiliates            2,590          6,528
         Amortization of deferred
          credits                               (906)          (561)
         Provision for losses on
          accounts receivable                    969            428
         Accretion of discount on
          Senior Discount Notes               18,344              -
         Accretion of TCI note                   506              -
         Minority interest                         -           (150)
   (Increase) decrease in operating
    assets and increase (decrease) in
      operating liabilities:
          Due to (from) related parties            -          2,549
         Accounts receivable                 (14,947)           269
         Other assets                        (11,058)        (1,149)
         Accounts payable and accrued
          liabilities                        (55,710)        (4,186)
         Deferred credits                      7,923            437
                                           ---------       --------
            Net cash used for operating
             activities                      (66,885)        (1,679)
                                           ---------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                     (70,720)       (31,093)
    Investment in unconsolidated
     affiliates                               (7,466)       (25,523)
    Due from related parties                       -         (3,950)
    Proceeds from sales and maturities
     of marketable securities, net of
     purchases                                29,924              -
    Cash paid for acquisitions, net of        (2,331)             -
     cash acquired                         ---------       --------
                Net cash used for
                 investing activities        (50,593)       (60,566)
                                           ---------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of long-term
     debt                                          -         67,500
    Principal payments on capital leases      (4,894)          (900)
    Capital contributions from minority
     partners                                      -            588
    Proceeds from the exercise of
     employee stock options                      422              -
                                           ---------       --------
               Net cash (used for)
                provided by financing
                activities                    (4,472)        67,188
                                           ---------       --------

NET (DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS                           (121,950)         4,943

CASH AND CASH EQUIVALENTS, JANUARY 1         277,540         11,862
                                           ---------       --------

CASH AND CASH EQUIVALENTS, MARCH 31        $ 155,590       $ 16,805
                                           =========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION -
 Cash paid during the period for
  interest                                 $  17,017       $  1,653
                                           =========       ========


   The accompanying notes are an integral part of these financial statements

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                     STATEMENTS OF CASH FLOWS  - CONTINUED
                                  (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                          CONSOLIDATED   COMBINED
                                              1997         1996
                                        -------------------------

SUPPLEMENTAL SCHEDULE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:

In February 1997, TCG purchased all of
 the assets and liabilities of CERFnet
 Services, Inc. for TCG's Class A
 Common Stock:

Fair value of 2,100,000 Class A Common
 Stock                                        $ 47,407      $   -

Fair value of net assets acquired               (2,980)         -
                                              --------      -----

   Goodwill recorded                          $ 44,427      $   -
                                              ========      =====

In March 1997, TCG purchased all of the
 assets and liabilities of Eastern
 TeleLogic Corporation for TCG's Class
 A Common Stock:

Fair value of 2,757,083 Class A Common
 Stock                                        $ 46,078      $   -

Fair value of net liabilities acquired         121,232          -
                                              --------      -----

   Goodwill recorded                          $167,310      $   -
                                              ========      =====

Fixed assets acquired under capital
 leases                                       $     84      $  60
                                              ========      =====



  The accompanying notes are an integral part of these financial statements.

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997




1.   BASIS OF PRESENTATION

     In the opinion of the management of Teleport Communications Group Inc. (together with its wholly-owned subsidiaries "TCG" or the "Company"), the accompanying consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 1997 and the Company's results of operations and cash flows for the three months then ended.

     The results of operations for the three months ended March 31, 1997, are not necessarily indicative of the results expected for the full year.

2.   SIGNIFICANT ACCOUNTING POLICIES

     Consolidation

     The consolidated financial statements include the accounts of TCG's wholly-owned subsidiaries at March 31, 1997. The statements of operations and cash flows include equity in the losses of BizTel, Inc. for three months and of Eastern TeleLogic Corporation for two months (See Note 5 - Acquisitions). As of December 31, 1996, the consolidated balance sheet includes the accounts of TCG and all wholly-owned subsidiaries. The 1996 combined statements of operations and of cash flows include equity in losses of unconsolidated affiliates for all the Local Market Partnerships except for TCG St. Louis which was consolidated. (See Note 4 - Reorganization).

     All material intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements and notes should be read in conjunction with the financial statements of Teleport Communications Group Inc. and subsidiaries included as part of TCG's Form 10-K for the year ended December 31, 1996 and TCG's Registration Statements on Form S-1 (File Nos. 333-3850 and 333-3984).

     Earnings per Share

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128. "Earnings per Share". This statement is effective for financial statements issued for periods ending after December 15, 1997. Management has evaluated the effect on its financial reporting from the adoption of this statement and does not believe it to be significant.

3.  OFFERINGS

  On June 27, 1996, TCG issued 27,025,000 shares of Class A Common Stock which resulted in gross proceeds of approximately $432.4 million (the "Stock Offering"), and $300 million of 9 7/8% Senior Notes and $1,073 million of Senior Discount Notes (the "Notes Offerings" and collectively, with the Stock Offering, the "Offerings") as part of an initial public offering. The Notes Offerings resulted in aggregate gross proceeds of $925 million. The gross proceeds of the Offerings (approximately $1.3 billion) were received by TCG on
July 2, 1996.   TCG also recognized a liability of approximately $46.8 million which was paid to the Underwriters on July 2, 1996. In July 1996, the Company utilized a portion of the net proceeds of the Offerings to (i) repay $250 million of bank indebtedness plus accrued interest and (ii) purchase 7,975,738 shares of Class B Common Stock owned by Continental Cablevision, Inc. for $16.00 per share, less related expenses, for a net cost of $121 million. In addition, a portion of the proceeds was used to loan approximately $115 million to its affiliate Comcast CAP of Philadelphia, Inc., ("Comcast CAP"), as part of the first step in TCG's acquisition of Eastern TeleLogic Corporation. The remaining funds will be used to expand and develop existing and new networks, to make acquisitions and for general corporate and working capital purposes.

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997


4.  REORGANIZATION

          Prior to the Offerings, the Company was owned by subsidiaries of Cox Communications, Inc. ("Cox") (approximately 30%), TCI Communications, Inc. ("TCI") (approximately 30%), Comcast Corporation ("Comcast") (approximately 20%) and Continental Cablevision, Inc. ("Continental") (approximately 20%) (collectively the "Cable Stockholders"). The business was operated through TCG, and beginning in 1992, TCG Partners, which is a New York general partnership owned prior to the Reorganization by the Cable Stockholders in the same percentages as TCG. TCG Partners was formed to invest, with TCG, the Cable Stockholders and other cable operators, in 14 partnerships (the "Local Market Partnerships") to develop and operate local telecommunications networks. The Local Market Partnerships were owned by TCG, and/or TCG Partners, and certain of the Cable Stockholders which have cable operations in the particular markets addressed by the Local Market Partnerships and, in some cases, other cable operators in such markets. To simplify this complex ownership structure, TCG and the Cable Stockholders agreed to consolidate the ownership of TCG Partners and of the Local Market Partnerships as wholly-owned subsidiaries of TCG. As part of this process, certain of the other cable operators agreed to sell their interests in the Local Market Partnerships to TCG directly or through a Cable Stockholder.

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

  Reorganization Transactions After the Offerings

  On July 2, 1996, TCG issued 576,263 shares of Class A Common Stock to the unaffiliated minority partners of TCG Detroit in consideration for the transfer to TCG of the remaining partnership interests in TCG Detroit.

  In addition, on December 26, 1996, TCI was issued (i) 638,862 shares of Class A Common Stock in consideration for the transfer on such date to TCG of the partnership interests which TCI had acquired from MicroNet, Inc. in TCG San Francisco and (ii) 372,666 shares of Class A Common Stock in consideration for the transfer on such date to TCG of the partnership interests which TCI had acquired from Intermedia Partners in TCG San Francisco. As a result, as of December 26, 1996, all of the Local Market Partnerships had become wholly-owned subsidiaries of TCG.

  As of March 31, 1997, TCI, Cox, Comcast and Continental owned 38.33%, 30.71%, 20.13% and 10.83%, respectively, of the Company's Class B Common Stock, representing 37.30%, 29.83%, 19.76% and 10.52%, respectively, of the combined voting power of the Company's Common Stock. TCG is owned 30.2%, 23.71%, 17.21%, 8.36% and 20.52% by TCI, Cox, Comcast, Continental and public shareholders, respectively.

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997


Unaudited financial information for the three months ended March 31, 1997 and unaudited pro forma financial information for the three months ended March 31, 1996, as if the Reorganization had occurred January 1, 1996, is as follows (in thousands, except share amounts):


                                               THREE MONTHS ENDED
                                                   MARCH 31,
                                                   ---------

                                             ACTUAL        PRO FORMA
                                              1997           1996
                                              ----           ----

Revenues                                  $     96,844   $     58,122
                                        --------------   ------------

Expenses:
     Operating                                  57,337         36,471
     Selling, general and administrative        33,371         20,674
     Depreciation and amortization              29,756         21,282
                                        --------------   ------------
                Total expenses                 120,464         78,427
                                        --------------   ------------

Operating loss                                 (23,620)       (20,305)

Interest:
     Interest income                            11,290            981
     Interest expense                          (29,508)        (5,489)
                                        --------------   ------------
                 Total interest                (18,218)        (4,508)
                                        --------------   ------------

Loss before minority interest, equity
 in losses of unconsolidated affiliates
 and income tax provision                      (41,838)       (24,813)
Minority interest                                    -          1,015
Equity in losses of unconsolidated
 affiliates                                     (2,590)          (305)
                                        --------------    -----------
Loss before provision for income taxes         (44,428)       (24,103)
Income tax provision                              (600)          (225)
                                        --------------    -----------

Net loss                                  $    (45,028)   $   (24,328)
                                        ==============    ===========
Loss per share                                   $(.28)         $(.18)
                                        ==============    ===========
Weighted average number of shares
 outstanding                               161,665,547    131,850,895
                                        ==============    ===========

    Pro forma adjustments include the reversal of TCG's equity in the losses of 13 Local Market Partnerships for the three months ended March 31, 1996, as well as amortization of the goodwill which was recorded upon closing of the transactions and the reduction of interest expense from the conversion of subordinated debt to parents to equity. The pro forma financial information presented above is not necessarily indicative of the operating results which would have been achieved had the transactions occurred at the beginning of the periods presented or of the results to be achieved in the future.

5.  ACQUISITIONS

    CERFnet Services, Inc.

    On February 4, 1997, the Company acquired from General Atomics all the outstanding capital stock of CERFnet Services, Inc. (''CERFnet''), a leading regional provider of Internet-related services to businesses, including dial-up and dedicated Internet access, World Wide Web hosting, and colocation services and Internet training. TCG issued to General Atomics, CERFnet's former controlling stockholder, 2,100,000 shares of its Class A Common Stock and granted to General Atomics certain registration rights with respect to such shares of Class A Common Stock.

    The goodwill recorded with this investment, which represented the excess of the Company's investment over the underlying net assets of CERFnet, was approximately $44.4 million. Such amount is being amortized over 20

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997

years and is reported in the statement of operations in depreciation and amortization expense. Amortization of the CERFnet goodwill for the three months ended March 31, 1997 was approximately $.3 million.

  It is TCG's intention, to more fully evaluate the acquired assets and liabilities, and as a result, the allocation of the acquisition costs among the tangible and intangible assets acquired with CERFnet may change.

Eastern TeleLogic Corporation

  Effective as of March 1, 1997, TCG completed its previously announced acquisition of Eastern TeleLogic Corporation ("ETC"). In the first of two steps, on October 25, 1996, employees of ETC exercised their stock options and then ETC redeemed the shares of its stock, (approximately 47%) not held by Comcast CAP of Philadelphia Inc. ("Comcast CAP"), a corporation owned 51% by Comcast and 49% by TCG. Comcast CAP borrowed at a market interest rate approximately $115 million from TCG as a short-term loan and, in turn, loaned this amount to ETC to effect the redemption. In the second step, TCG acquired Comcast's 51% stock interest in Comcast CAP in exchange for 2,757,083 shares of the Company's Class A Common Stock, resulting in ETC becoming a wholly-owned subsidiary of TCG. TCG has assumed approximately $57 million of ETC debt and other obligations.

  The goodwill recorded with this investment, which represented the excess of the Company's investment over the underlying net assets of ETC, was approximately $167.3 million. Such amount is being amortized over 20 years and is reported in the statement of operations. Amortization expense related to such goodwill for the three months ended March 31, 1997 was $1.4 million.

   It is TCG's intention, to more fully evaluate the acquired assets and liabilities, and as a result, the allocation of the acquisition costs among the tangible and intangible assets acquired of ETC may change.

        As part of the acquisition, TCG assumed ETC's credit facility. This facility, which ETC entered into in October 1995, is a $60 million credit facility (the "ETC Facility") with certain banks. Initial borrowings under the Facility of $37 million were principally used to repay existing long-term debt, leases and certain subordinated convertible demand promissory notes. The Facility provides for interest based upon either the base rate, or London Interbank Offered Rate ("LIBOR"), adjusted, as defined in the ETC Facility (7.2710% at March 31, 1997), which is payable quarterly. The balance outstanding is due on September 30, 1998.

  Borrowings under the ETC Facility are collateralized by substantially all of ETC's assets and outstanding common stock. In addition, the ETC Facility contains certain restrictive covenants which, among other things, require the ETC to maintain certain debt service coverage ratios and limit the payment of dividends and capital expenditures. In addition, ETC is required to pay 3/8% per year on the available portion of the ETC Facility. The total outstanding balance at March 31, 1997, was $52.6 million.

  Unaudited pro forma financial information for the three months ended March 31, 1997 and 1996 as if the Reorganization and the acquisition of ETC and CERFnet had occurred at the beginning of each of the respective periods, is as follows (in thousands, except share amounts):


                                         1997           1996
                                   --------------   ------------
Revenue                              $    103,033   $     65,060
Net loss                             $    (45,196)  $    (24,479)
Loss per share                       $       (.27)  $       (.18)
Weighted average number of shares
   outstanding                        164,833,603    136,707,978

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997

  Pro forma adjustments include the reversal of TCG's equity in the losses of the 13 Local Market Partnerships and ETC for the three months ended March 31, 1997 and 1996, as well as amortization of the goodwill recorded upon close of the transaction and the reduction of interest expense from the conversion of subordinated debt to parents to equity. It is TCG's intention, subsequent to the acquisition, to more fully evaluate the acquired assets and, as a result, the allocation of the acquisition costs among the tangible and intangible assets acquired may change. The pro forma financial information presented above is not necessarily indicative of the operating results which would have been achieved had the transactions occurred at the beginning of the periods presented or of the results to be achieved in the future.

BizTel Communications, Inc.

  February 29, 1996, the Company acquired a minority investment in BizTel Communications, Inc. ("BizTel"), which holds Federal Communications Commission ("FCC") licenses to provide telecommunications services utilizing 38 GHz digital milliwave transmission in 160 geographic areas, which have a population of approximately 184 million people, and include more than 90 of the 100 largest metropolitan markets and all markets where TCG operates. BizTel also has applications for 44 additional licenses pending FCC approval in geographic areas which have a population of an additional 31 million people. BizTel's 38 GHz milliwave services can be used by TCG to economically connect customers to the Company's fiber optic networks, to provide network redundancy, diverse routing or quick temporary installations and to provide stand-alone facilities where the Company does not have fiber optic networks. On February 28, 1997, TCG obtained an option, effective July 15, 1997, to acquire the remaining equity interest in BizTel in exchange for the issuance of 1,667,631 shares of the Company's Class A Common Stock. The Company also granted a reciprocal option to such majority owners, also effective July 15, 1997, to put the remaining equity interest in BizTel to TCG in exchange for the issuance of such shares of Class A Common Stock. The closing of this purchase is subject to regulatory approvals, including approval of the FCC.

  The goodwill recorded with this investment, which represented the excess of the Company's investment over the underlying net assets of BizTel, was approximately $7,378,000. Such amount is being amortized over 20 years beginning March 1996 and is reported in the statement of operations in equity in losses of unconsolidated affiliates. Amortization expense related to such goodwill for the three months ended March 31, 1997, was $92,000.

6.  COMMITMENT AND CONTINGENCIES

  In April 1997 a complaint was filed against the Company by two former customers of the Company and an alleged class purporting to consist of investors in one of the customers, alleging fraud, breach of contract and misappropriation of property. Although the Company has not yet answered to the complaint, the Company believes that the allegations are without merit and that it possesses meritorious counterclaims for damages arising from breach of contract. The Company additionally believes that any costs arising from this lawsuit will not have a material adverse effect on its financial condition, results of operations or cash flows.

7.  SUBSEQUENT EVENT

  In April 1997 the Company entered into a Master Communications Services Agreement with At Home Corporation ("At Home"), an affiliate. The Agreement provides for both promotional and standard pricing over a five year term and provides At Home with the option to colocate certain of its equipment in Company premises in which event At Home incurs certain obligations to use the Company's services. The Company believes that the Internet services being or to be offered by At Home may compete with services being or to be offered by the Company through its CERFnet subsidiary. (See Note 5 - Acquisitions) The Company believes that the terms, taken as a whole, of the above transaction were no less favorable to the Company than could have been obtained from unaffiliated parties.

                       TELEPORT COMMUNICATIONS GROUP INC.
                ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

Revenue

  Total revenues increased to $96.8 million for the three months ended March 31, 1997 from $50.4 million for the similar period in 1996, representing an increase of $46.4 million, or 92%. Pursuant to the Reorganization, TCG consolidated the financial statements of the Local Market Partnerships, which accounts for 39% of total revenue for the three months ended March 31, 1997. Telecommunications services revenue increased to $96.8 million for the three months ended March 31, 1997, from $39.6 million for the three months ended March 31, 1996, representing an increase of $57.2 million, or 144%. The increases in revenue occurred in every revenue category, most significantly switched services. This increase in revenues is also a result of increased market penetration primarily in TCG's existing markets as well as expansion into new markets. Total revenues for the quarter ended March 31, 1997, include $5.1 million attributable to ETC and CERFnet, which were acquired by TCG during the quarter and consolidated with TCG from the date of acquisition.

  On a pro forma basis, had telecommunications services revenue generated by unconsolidated Local Market Partnerships been included in the prior period's financial statements, total revenues would have increased to $96.8 million for the three months ended March 31, 1997 from $58.1 million for the three months ended March 31, 1996, reflecting an increase of $38.7 million, or 67%. This revenue growth is a direct result of increased market penetration of all telecommunications service offerings in existing markets and the addition of new markets. Annualized monthly recurring revenue increased to approximately $412.7 million for the month of March 31, 1997, from $223.2 million on a pro forma basis for the comparable period in 1996, an increase of $189.5 million, or 85%. Monthly recurring revenue represents monthly service charges billable to telecommunications services customers for the month indicated, but excludes non-recurring revenues for certain one-time services, such as installation fees or equipment charges.

  Switched services revenue increased 83%, for the three months ended March 31, 1997 from pro forma switched services revenue for the similar period in 1996. Switched services revenue represented 42% and on a pro forma basis 38% of total revenue for the three months ended March 31, 1997 and 1996, respectively. Increased monthly dedicated services revenue, as well as sales growth in enhanced switched services products to new customers, also contributed to overall revenue growth. Dedicated services revenue increased 51% for the three months ended March 31, 1997, from pro forma dedicated services revenue for the similar period in 1996.

  Management fees are directly related to operating and administrative support services provided by TCG to the Local Market Partnerships. The royalty fees were charged to the Local Market Partnerships based on revenue. As a result of the Reorganization, management and royalty fees from the Local Market Partnerships are no longer reflected as revenue for the three months ended March 31, 1997, due to the consolidation of the Local Market Partnerships.

Operating Expenses

  TCG, in order to be consistent with industry standards, has reclassified certain compensation and overhead expenses, related to engineering, customer service and new technology, from selling, general and administrative to operating expenses. Operating expenses increased to $57.3 million for the three months ended March 31, 1997, from $28.9 million for the three months ended March
31, 1996, an increase of $28.4 million, or 98%.   Pursuant to the
Reorganization, TCG has consolidated the financial statements of the Local Market Partnerships, which accounts for 38% of the total operating expenses for the three months ended March 31, 1997. The remaining increases are directly related to the costs associated with the expansion of TCG's networks. These expenses include costs specifically associated with network operations including compensation costs for technical personnel, access, rights-of-way, node, rent and maintenance expenses. Offsetting these expense increases are reductions in expenses due to renegotiation of interconnection agreements with incumbent local exchange carriers. Operating expenses increased to $57.3 million for the three months ended March 31, 1997, from $36.5 million on a pro forma basis for the three months ended March 31, 1996, an increase of $20.8 million, or 57%. Operating expenses were

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
      ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- CONTINUED


approximately 59% of revenue for the three months ended March 31, 1997, and 63% of revenue on a pro forma basis for the three months ended March 31, 1996.

Selling, General and Administrative Expenses

  TCG, in order to be consistent with industry standards, has reclassified certain compensation and overhead expenses related to engineering, customer service and new technology, from selling, general and administrative to operating expenses. Selling, general and administrative expenses increased to $33.4 million for the three months ended March 31, 1997, from $13.8 million for the three months ended March 31, 1996, an increase of $19.6 million, or 142%. Pursuant to the Reorganization, TCG has consolidated the financial statements of the Local Market Partnerships, which accounts for 53% of the total selling, general and administrative expenses for the three months ended March 31, 1997. The remaining increase is attributable to the costs required to maintain an infrastructure which supports the continued expansion of the Company's networks and the introduction of new services. These costs include compensation, occupancy, insurance, professional fees, and sales and marketing expenses. Selling, general and administrative expenses increased to $33.4 million for the three months ended March 31, 1997, from $20.7 million on a pro forma basis for the three months ended March 31, 1996, an increase of $12.7 million, or 61%. Selling, general and administrative expenses were approximately 34% of revenue for the three months ended March 31, 1997 and 36% of revenue on a pro forma basis for the three months ended March 31, 1996.

EBITDA

  EBITDA (earnings before interest, taxes, depreciation, amortization, minority interest and equity in losses of unconsolidated affiliates) decreased to $6.1 million for the three months ended March 31, 1997, from $7.7 million for the three months ended March 31, 1996, a decrease of $1.6 million. Pursuant to the Reorganization, TCG has consolidated the financial statements of the Local Market Partnerships, which accounts for 25% of total EBITDA. EBITDA increased to $6.1 million for the three months ended March 31, 1997, from $1.0 million on a pro forma basis for the three months ended March 31, 1996, an increase of $5.1 million. The Local Market Partnerships, which are included in the pro forma financial data to reflect the Reorganization, have negative EBITDA due to the start-up or rapid expansion of the networks of such Local Market Partnerships.

Depreciation and Amortization Expense

  Depreciation and amortization expense increased to $29.8 million for the three months ended March 31, 1997, from $12.8 million for the three months ended March 31, 1996, an increase of $17.0 million, or 133%. This increase is primarily attributable to increased depreciation related to the expansion of the Company's local telecommunications networks throughout the country and increased amortization of goodwill related to various 1996 and 1997 acquisitions. Depreciation and amortization expense increased to $29.8 million for the three months ended March 31, 1997, from $21.3 million on a pro forma basis for the three months ended March 31, 1996, an increase of $8.5 million, or 40%.

Interest Income

  Interest income increased to $11.3 million for the three months ended March 31, 1997, from $1.2 million for the three months ended March 31, 1996, an increase of $10.1 million. This increase is attributable to interest earned on the cash and cash equivalents and marketable securities that resulted from the proceeds of the Offerings.

Interest Expense

  Interest expense increased to $29.5 million for the three months ended March 31, 1997, from $8.1 million for the three months ended March 31, 1996, an increase of $21.4 million. This increase resulted from interest on the Company's Senior Notes, Senior Discount Notes, and a subordinated note to a related party issued on June 27, 1996, partially offset by the absence of interest for the three months ended March 31, 1997 on the Revolving Credit Agreement, a loan agreement which TCG entered into on May 22, 1995 with Toronto Dominion (Texas) Inc., as

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
      ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- CONTINUED

administrative agent, Chemical Bank, as documentation agent, and the Banks (as defined in the Revolving Credit Agreement) and borrowings under a loan facility with the Cable Stockholders.

Equity in Losses of Unconsolidated Affiliates

  Equity in losses of unconsolidated affiliates decreased to $2.6 million for the three months ended March 31, 1997 from $6.5 million for the three months ended March 31, 1996, a decrease of $3.9 million. This decrease resulted from the consolidation of the Local Market Partnerships.

Net Loss

  The Company's results for the three months ended March 31, 1997, reflected a net loss of $45.0 million, compared to a net loss of $18.7 million for the three months ended March 31, 1996, an increase of $26.3 million. This increase in net loss is attributable to the factors discussed above. Net loss increased to $45.0 million for the three months ended March 31, 1997 from $24.3 million on a pro forma basis for the three months ended March 31, 1996, an increase of $20.7 million.

LIQUIDITY AND CAPITAL RESOURCES

  TCG had total assets of approximately $2.1 billion as of March 31, 1997 and December 31, 1996. The Company's current assets of approximately $657.4 million exceed current liabilities of $206.4 million, providing working capital of approximately $451.0 million. Network and equipment, net of depreciation, as of March 31, 1997, aggregated approximately $1.2 billion.

  TCG has invested the proceeds from the Offerings in marketable securities such as Treasury bills and commercial paper. TCG will utilize the remaining proceeds to expand its networks, for acquisitions and to provide funds for working capital.

     Effective as of March 1, 1997, TCG completed its previously announced acquisition of ETC for 2,757,083 shares of its Class A Common Stock. ETC is the leading competitive local exchange carrier in Philadelphia, Pennsylvania and in the neighboring cities of Camden, New Jersey and Wilmington, Delaware. In the first of two steps, on October 25, 1996, employees of ETC exercised their stock options and then ETC redeemed the shares (approximately 47%) not held by Comcast CAP of Philadelphia, Inc. ("Comcast CAP"), a corporation owned 51% by Comcast Corporation and 49% by TCG. Comcast CAP borrowed at a market interest rate approximately $115 million from TCG as a short-term loan and, in turn, loaned this amount to ETC to effect the redemption. In the second step, TCG acquired Comcast's 51% stock interest in Comcast CAP in exchange for 2,757,083 shares of the Company's Class A Common Stock, resulting in ETC becoming a wholly-owned subsidiary of TCG. The acquisition of ETC provides TCG with access to the Philadelphia market, the nations fifth largest market, and will allow TCG to establish contiguous network between Boston and Washington D.C. ETC operates a Class 5 digital telephone switch on its 525 mile fiber optic network with connects to more than 360 buildings.

     TCG has a $250 million available under its revolving credit agreement, all of which is currently available. In addition, as part of the acquisition, TCG assumed ETC's credit facility. This facility, which ETC entered into in October 1995, is a $60 million credit facility (the "ETC Facility") with certain banks. Initial borrowings under the ETC Facility of $37 million were principally used to repay existing long-term debt, leases and certain subordinated convertible demand promissory notes. The Facility provides for interest based upon either the base rate, or London Interbank Offered Rate ("LIBOR"), adjusted as defined in the ETC Facility (7.2710% at March 31, 1997), which is payable quarterly. The balance outstanding is due on September 30, 1998.

  Borrowings under the ETC Facility are collateralized by substantially all of ETC's assets and outstanding common stock. In addition, the ETC Facility contains certain restrictive covenants which, among other things, require
ETC to maintain certain debt service coverage ratios and limit the payment of dividends and capital expenditures. In addition, ETC is required to pay 3/8% per year on the available portion of the ETC Facility. The total outstanding balance at March 31, 1997, was $52.6 million.

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
      ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- CONTINUED

  On February 4, 1997, the Company acquired from General Atomics all the outstanding capital stock of CERFnet Services, Inc. (''CERFnet''), a leading regional provider of Internet-related services to businesses, including dial-up and dedicated Internet access, World Wide Web hosting, and colocation services and Internet training. TCG issued to General Atomics, CERFnet's former controlling stockholder, 2,100,000 shares of its Class A Common Stock and granted to General Atomics certain registration rights with respect to such shares of Class A Common Stock.

  February 29, 1996, the Company acquired a minority investment in BizTel Communications, Inc. ("BizTel"), which holds Federal Communications Commission ("FCC") licenses to provide telecommunications services utilizing 38 GHz digital milliwave transmission in 160 geographic areas, which have a population of approximately 185 million people, and include more than 80 of the 100 largest metropolitan markets and all markets where TCG operates. On February 28, 1997, TCG obtained an option, effective July 15, 1997, to acquire the remaining equity interest in BizTel in exchange for the issuance of 1,667,631 shares of the Company's Class A Common Stock. The Company also granted a reciprocal option to such majority owners, also effective July 15, 1997, to put the remaining equity interest in BizTel to TCG in exchange for the issuance of such shares of Class A Common Stock.

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

  Net cash (used for) provided by financing activities for the three months ended March 31, 1997 and 1996, was ($4.5) million and $67.2 million, respectively, comprised primarily of principal payments on capital leases for the three months ended March 31, 1997 and borrowings under the Revolving Credit Agreement for the three months ended March 31, 1996. Net cash used for operating activities was $66.9 million and $1.7 million for the three months ended March 31, 1997 and 1996, respectively. Net cash used for investing activities was $50.6 million and $60.6 million for the three months ended March 31, 1997 and 1996, respectively. As of March 31, 1997, cash and cash equivalents were $155.6 million and marketable securities were $410.8 million.

  TCG made capital expenditures of $70.7 million for the three months ended March 31, 1997 and on a pro forma basis $54.1 million for the three months ended March 31, 1996. The Company anticipates that capital expenditures will be approximately $500 million in the aggregate in 1997, primarily for the expansion, development and construction of its networks, the acquisition and deployment of switches and the expansion of operating support systems.

  The Company believes that the net proceeds from the Offerings and the amount of credit available under the Revolving Credit Agreement and the ETC Facility will be adequate for its 1997 funding requirements. The Company intends to preserve financial flexibility in order to respond to the rapidly evolving telecommunications marketplace. TCG will continue to take advantage of favorable financing arrangements, including the sale of debt or equity securities in the public markets, private placements, increasing the amount of the existing credit facility or adding additional lines of credits.

  The Company from time to time evaluates acquisitions and investments in light of the Company's long range plans. The Company may have future opportunities with certain of its Cable Stockholders to invest in additional markets as a minority partner or shareholder as well as opportunities as a managing partner or controlling shareholder in new or existing telecommunications ventures which are consistent with the Company's business plans. The Company expects to continue to build on its existing relationships with cable television providers and other strategic customers, suppliers and telecommunications carriers. Such acquisitions, investments and strategic arrangements, if available, could use a material portion of the Company's financial resources and may accelerate the need for raising additional capital in the future.

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
      ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- CONTINUED

  Earnings before fixed charges were insufficient to cover fixed charges for the three months ended March 31, 1997 and 1996, by $44.4 million and $18.6 million, respectively. The Company's earnings would have been insufficient to cover fixed charges by $44.4 million for the three months ended March 31, 1997 and by $18.6 million on a pro forma basis for the three months ended March 31, 1996.

  On August 8, 1996 the Federal Communications Commissions ("FCC") released both a First Report and Order and a Second Report and Order the Memorandum Opinion and Order in its CC Docket No. 96-98 (collectively, the "Interconnection Orders"). The Interconnection Orders establish a framework of minimum national rules designed to enable State Public Utility Commissions and the FCC to begin implementing many of the local competition provisions of the 1996 Act. On September 27, 1996, the FCC issued an Order on Reconsideration of the First Report and Order in CC Docket No. 96-98, in which it added a non-usage sensitive charge to the rate for unbundled switching and clarified that, as a practical matter, an interexchange carrier may not lease unbundled switching for the provision of exchange access service only. Although the new rules were scheduled to become effective on September 30, 1996, numerous parties to the rule making filed petitions for review of the Interconnection Orders, and the US Court of Appeals for the Eighth Circuit on October 15, 1996 issued a stay of certain provisions of the Orders pending resolution of the pending appeals. The stay will defer effectiveness of the FCC's pricing rules and the "pick and choose" rule, which allows competitive local exchange carriers to receive the benefit of the most favorable provisions contained in an incumbent local exchange carriers agreements with other carriers, until the Court of Appeals issues a decision in the appeal. On November 12, 1996, the US Supreme Court rejected applications to vacate the stay filed by the United States and intervenors in support of the United States. The appeals of the FCC's First Report and Order have been fully briefed, and oral argument occurred on January 17, 1997. Oral argument on petitions for review of the Second Interconnection Order was heard on April 16, 1997. In addition, a number of parties have filed petitions with the FCC, asking the FCC to reconsider and revise portions of the Interconnection Orders. TCG is unable to predict whether the new rules and policies described above will be further revised by the FCC on reconsideration or set aside by the Court of Appeals, or whether another federal court would find that some or all portions of the 1996 Act are unconstitutional.

  On May 7, 1997, the FCC adopted an order that establishes a new, national program to ensure universal telephone service and orders the reform of the current regulatory regime for local exchange carrier price caps and access charges. The access charge and price cap orders have not yet been released by the FCC, and while the universal service order has been released, the Company has not completed its analysis of that order. However, the Company does not believe at this time that the rules adopted pursuant to the orders will have a material adverse impact on its operations.

  The matters discussed or incorporated by reference in this Form 10-Q contain forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are inherently uncertain. Actual results and events may differ significantly from those discussed in such forward-looking statements. In addition to other information discussed herein, factors that might cause or contribute to such differences include the risks and uncertainties set forth under the caption "Risk Factors" in the Prospectuses, dated as of June 27, 1996, relating to the Stock Offering and to the Notes Offerings, respectively, included in the Company's Registration Statements on Form S-1 (File Nos. 333-3850 and 333-3984) and the matters set forth in the Company's 1996 Annual Report on Form 10-K.

EFFECTS OF RECENT ISSUED ACCOUNTING STANDARDS

  In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128. "Earnings per Share". This statement is effective for financial statements issued for periods ending after December 15, 1997. Management has evaluated the effect on its financial reporting from the adoption of this statement and does not believe it to be significant.

                                    PART II
                              - OTHER INFORMATION


ITEM 1:  LEGAL PROCEEDINGS

  In April 1997 a complaint was filed against the Company in the Circuit Court of Cook County, Illinois, Case No. 97L001928 by two former customers of the Company and an alleged class purporting to consist of investors in one of the customers, alleging fraud, breach of contract and misappropriation of property. Although the Company has not yet responded to the complaint, the Company believes that the allegations are without merit and that it possesses meritorious counterclaims for damages arising from breach of contract. The Company additionally believes that any costs arising from this lawsuit will not have a material adverse effect on its financial condition, results of operations or cash flows.

ITEM 2:  CHANGES IN SECURITIES

  Prior to the consummation of the Offerings, TCG amended its Amended and Restated Certificate of Incorporation to change its authorized capital stock to 900 million shares, including 450 million shares of Class A Common Stock, $.01 par value per share, 300 million shares of Class B Common Stock, $.01 par value per share and 150 million shares of preferred stock, $.01 par value per share. As of March 31, 1997, there was no preferred stock outstanding and TCI, Cox, Continental and Comcast owned of record all of the outstanding shares of Class B Common Stock of 127,274,632. TCG has issued and outstanding 37,586,067 shares of Class A Common Stock, as of such date.

  Each share of Class A Common Stock entitles the holder to one vote and each share of Class B common stock entitles the holder to 10 votes on each matter to be voted upon by the holders of the Common Stock.

  During the quarter ended March 31, 1997, TCG issued 4,857,083 shares of Class A Common Stock in connection with the acquisition of CERFnet and ETC. Each issuance was deemed exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4 (2) as transactions not involving a public offering.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

  None

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None

ITEM 5:  OTHER INFORMATION

  None

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

  A. Exhibits:

Exhibit No.
------------------

*2.1    Reorganization Agreement, dated as of April 18, 1996
*3.6    Amended and Restated Certificates of Incorporation of TCG, as revised
*3.7    Amended and Restated By-laws of TCG, as revised
*4.2    Form of Amended and Restated Stockholders' Agreement (incorporated by reference to Exhibit E of Exhibit 2.1 hereof)
*4.3 Form of Indenture between TCG and United States Trust Company of New York, as Trustee, relating to the 11 1/8% Senior Discount Notes due
        2007 of TCG
*4.4    Form of Indenture between TCG and United States Trust Company of New York, as Trustee, relating to 9 7/8% Senior Notes due 2006 of TCG
*4.5    Form of Stock Certificate for Teleport Communications Group, Inc.
*10.1   New York Franchise Agreement, dated May 2, 1994, as amended
*10.2   Participation Agreement, dated May 15, 1984
*10.3   Agreement of Lease, dated May 15, 1984, as amended
*10.4   Keepwell Agreement, dated June 7, 1984, as amended
*10.5   Agreement of Lease with Teleport Associates, dated November 10, 1987
*10.6 Agreement of Sublease between Merrill Lynch/WFC/L, Inc. and TC Systems, Inc. dated January 30, 1990
*10.7   Loan Agreement, dated May 5, 1993
*10.8   Amendment No. 1 to Loan Agreement, dated March 1, 1994
*10.9   Amendment No. 2 to Loan Agreement, dated October 23, 1994
*10.10  Amendment No. 3 to Loan Agreement, dated February 15, 1995
*10.11  Loan Agreement, dated May 22, 1995 and related documents
*10.12  Amendment No. 1 to Loan Agreement, dated May 31, 1996
*10.13  Teleport Communications Group Inc. 1992 Unit Appreciation Plan
*10.14  Teleport Communications Group Inc. 1993 Unit Appreciation Plan
*10.15 Teleport Communications Group Inc. 1993 Stock Option Plan, as amended *10.16 Form of Teleport Communications Group Inc. Employee Stock Purchase Plan *10.17 Deferred Compensation Plan of Teleport Communications Group Inc.
*10.18 Make-up Plan of Teleport Communications Group Inc. for the Retirement Savings Plan
*10.19  Teleport Communications Group Inc. 1996 Equity Incentive Plan
*10.20 Robert Annunziata Employment Agreement, dated December 18, 1992, as amended
*10.21 John A. Scarpati Employment Agreement, dated July 12, 1994, as amended *10.22 Robert C. Atkinson Employment Agreement, dated July 12, 1994, as amended *10.23 Stuart A. Mencher Employment Agreement, dated July 12, 1994, as amended *10.24 Alf T. Hansen Employment Agreement, dated July 12, 1994, as amended *10.25 Partnership Agreement of TCG Detroit, dated as of November 1, 1993 *10.26 Amended and Restated Partnership Agreement of TCG Los Angeles, dated as of March 1, 1994
*10.27 Partnership Agreement of TCG Pittsburgh, dated as of March 1, 1994 *10.28 Partnership Agreement of TCG San Diego, dated as of June 1, 1994
*10.29  Partnership Agreement of TCG San Francisco, dated as of January 1,
        1994, as amended
*10.30 Partnership Agreement of TCG Seattle, dated as of January 1, 1994, as amended
*10.31 Agreement among Teleport Communications Group Inc. and Comcast Corporation, dated April 18, 1996
*10.32 First Amendment to the Teleport Communications Group Inc. 1993 Stock Option Plan
*10.33 Second Amendment to the Teleport Communications Group Inc. 1993 Stock Option Plan
*10.34 Letter of Intent between Viacom Telecom, Inc. and Teleport Communications Group Inc., dated as of May 30, 1996.
*10.35 Letter of Intent between Viacom Telecom, Inc. and Teleport Communications Group Inc., dated as of May 30, 1996
*10.36 First Amendment to the Teleport Communications Group Inc. 1996 Equity Incentive Plan
*10.37 Stockholders' Agreement of Comcast CAP of Philadelphia, Inc. dated as of June 30, 1993
 11.00  Computation of Loss Per Common Share
 27.00  Financial Data Schedule

*Incorporated by reference to the corresponding exhibit of TCG's Registration Statements on Form S-1 (File Nos. 333-3850 and 333-3984)


  B.  Reports on Form 8-K:

  The following reports on Form 8-K were filed during the Company's quarter ended March 31, 1997.

  An Item 5 report on Form 8-K, dated January 13, 1997, was filed reporting registrant's plan to acquire CERFnet Services, Inc.

  An Item 5 report on Form 8-K, dated February 4, 1997, was filed reporting Registrant's completion of the acquisition of CERFnet Services, Inc.

  An Item 5 report on Form 8-K, dated February 26, 1997, was filed reporting Registrant's financial results for the fiscal quarter ended December 31, 1996.

  An Item 5 report on Form 8-K, dated March 3, 1997, was filed reporting Registrant's contemplation of second quarter financing of debt and Class A Common Stock.

  An Item 5 report on Form 8-K, dated March 7, 1997, was filed reporting Registrant's plan to postpone debt and equity offering.

  An Item 5 report on Form 8-K, dated March 11, 1997, was filed reporting Registrant's agreement for the future acquisition of the remaining 50.1 percent of BizTel Communications that it does not own.

  An Item 2 report on Form 8-K, dated March 20, 1997, was filed reporting Registrant's completion of its previously announced acquisition of Eastern TeleLogic Corporation.

  An Item 5 report on Form 8-K, dated April 29, 1997, was filed reporting Registrant's financial results for the fiscal quarter ended March 31, 1997.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.


                                      TELEPORT COMMUNICATIONS GROUP INC.

Dated: May 14, 1997
                                      By: /s/ John A. Scarpati
                                          --------------------
                         Name:            John A. Scarpati
                         Title:           Senior Vice President and Chief
                                          Financial Officer



Dated:  May 14, 1997                  By: /s/ Maria Terranova-Evans
                                          -------------------------
                         Name:            Maria Terranova-Evans
                         Title:           Vice President and Controller
                                          (Principal Accounting Officer)