Form 10-Q
period 1997-06-30
TELEPORT COMMUNICATIONS GROUP INC
filed 1997-08-14
CIK 1012099

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

OR

                   TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from
                               -------------------------------------------------

Commission file number                         0-20913
                       ---------------------------------------------------------

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

         437 RIDGE ROAD, EXECUTIVE BUILDING 3, DAYTON, NEW JERSEY 08810
--------------------------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (908) 392-2000
--------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X             No
        ---              -----

     Number of outstanding shares of Registrant's Common Stock as of August 7, 1997: 40,204,109 shares of Class A Common Stock and 125,274,632 shares of Class B Common Stock.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

               TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                      JUNE 30,       DECEMBER 31,
                                                                        1997             1996
                                                                     (Unaudited)         ----
                                                                     -----------
               ASSETS
  Current assets:
      Cash and cash equivalents                                      $   107,750    $   277,540
                                                                     -----------    -----------

      Marketable securities                                              361,930        440,806
                                                                     -----------    -----------

      Accounts receivable:
         Trade-net of allowance for doubtful accounts ($7,336 in
         1997 and $5,989 in 1996)                                         71,158         46,325
         Related parties                                                   4,690          4,191
         Miscellaneous-net of allowance for doubtful accounts
        ($185 in 1997 and $1,406 in 1996)                                  8,087          6,795
                                                                     -----------    -----------
               Accounts receivable-net                                    83,935         57,311
                                                                     -----------    -----------
      Subscription receivable (subsequently received)                      3,080           --
                                                                     -----------    -----------
      Prepaid expenses                                                    10,648          9,531
                                                                     -----------    -----------
      Other current assets                                                 4,838          2,373
                                                                     -----------    -----------
        Total current assets                                             572,181        787,561
                                                                     -----------    -----------
  Fixed assets-at cost:
      Communications network                                           1,465,209      1,211,922
      Other                                                              120,851         92,307
                                                                     -----------    -----------
                                                                       1,586,060      1,304,229
       Less accumulated depreciation and amortization                   (299,164)      (236,967)
                                                                     -----------    -----------
                  Fixed assets-net                                     1,286,896      1,067,262
                                                                     -----------    -----------
  Investment in and advances to unconsolidated affiliates                 13,676        126,561
                                                                     -----------    -----------
  Goodwill-net of accumulated amortization                               266,383         57,764
                                                                     -----------    -----------
  Other assets                                                            21,021         10,949
                                                                     -----------    -----------
         Total assets                                                $ 2,160,157    $ 2,050,097
                                                                     ===========    ===========








































               LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
        Accounts payable and accrued liabilities ($1,714 in 1997
         and $1,079 in 1996 with related parties)                        225,935        215,808
        Current portion of capital lease obligations ($25,569 in
         1997 and $21,139 in 1996 with related parties)                   29,069         24,063
        Other current liabilities                                          5,879          2,365
                                                                     -----------    -----------
          Total current liabilities                                      260,883        242,236
   Capital lease obligations ($21,601 in 1997 and $28,716 in 1996
   with related parties)                                                  27,355         34,489
   TCI note-subordinated (including accrued interest of $2,029 in
   1997 and $1,007 in 1996)                                               28,029         27,007
   Long-term bank debt                                                    52,575           --
   Senior Notes                                                          300,000        300,000
   Senior Discount Notes                                                 696,255        659,567
   Unamortized notes costs                                               (24,410)       (25,761)
   Other liabilities                                                      15,274         15,689
                                                                     -----------    -----------
         Total liabilities                                             1,355,961      1,253,227
                                                                     -----------    -----------
    Stockholders' equity:
         Common Stock, Class A $.01 par value: 450,000,000 shares
           authorized, 40,188,368 shares issued and outstanding at
           June 30, 1997; and 28,668,400 shares issued
           and outstanding at December 31, 1996                              402           287
         Common Stock, Class B $.01  par value: 300,000,000 shares
           authorized, 133,250,370 shares issued and outstanding at
           June 30, 1997 and 139,250,370 shares issued and
           outstanding at December 31, 1996                                1,333         1,393
          Additional paid-in capital                                   1,300,563     1,197,252
         Unrealized gain (loss) on marketable securities                     295           (25)
         Accumulated deficit                                            (377,372)     (281,012)
                                                                     -----------   -----------
                                                                         925,221       917,895
   Less cost of Class B Common Stock held in treasury, 7,975,738
   shares at June 30, 1997 and December 31, 1996                        (121,025)     (121,025)
                                                                     -----------   -----------
         Total stockholders' equity                                      804,196       796,870
                                                                     -----------   -----------
   Total liabilities and stockholders' equity                        $ 2,160,157   $ 2,050,097
                                                                     ===========   ===========

   The accompanying notes are an integral part of these financial statements.

               TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                    THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                         JUNE 30,                            JUNE 30,
                                              --------------------------------      -----------------------------
                                               CONSOLIDATED       COMBINED          CONSOLIDATED     COMBINED
                                                   1997             1996                1997           1996
                                               ------------       --------          ------------     ------------
Revenues:
     Telecommunications services ($2,556
     and $104 for the three months ended
     June 30, 1997 and 1996 and $4,498 and $191
     for the six months ended June 30, 1997
     and 1996, respectively with related
     parties)                                      $ 115,664         $ 45,164         $ 212,508      $  84,717

     Management and royalty fees from affiliates           -           11,923                 -         22,805
                                                 -----------       ----------       -----------     ----------
        Total revenues                               115,664           57,087           212,508        107,522
                                                 -----------       ----------       -----------     ----------
Expenses:
     Operating                                        67,627           33,421           124,964         62,336
     Selling, general and administrative              39,363           15,578            72,734         29,380
     Depreciation and amortization                    37,255           14,110            67,011         26,959
                                                 -----------       ----------       -----------     ----------
        Total expenses                               144,245           63,109           264,709        118,675
                                                 -----------       ----------       -----------     ----------
Operating loss                                       (28,581)          (6,022)          (52,201)       (11,153)
                                                 -----------       ----------       -----------     ----------
Interest:
     Interest income                                   6,751            1,480            18,041          2,670
     Interest expense ($1,700 and $5,498
     for the three months ended June 30, 1997
     and 1996, and $3,174 and $10,851 for the
     six months ended June 30, 1997 and 1996
     respectively  with related parties)             (28,743)          (9,474)          (58,251)       (17,622)
                                                 -----------       ----------       -----------     ----------
        Total interest                               (21,992)          (7,994)          (40,210)       (14,952)
                                                 -----------       ----------       -----------     ----------
Loss before minority interest, equity in
  losses of  unconsolidated affiliates and income
  tax provision                                      (50,573)         (14,016)          (92,411)       (26,105)
Minority interest                                          -              706                 -            856
Equity in losses of unconsolidated affiliates           (243)          (5,866)           (2,833)       (12,394)
                                                 -----------       ----------       -----------     ----------
Loss before income tax provision                     (50,816)         (19,176)          (95,244)       (37,643)
Income tax provision                                    (516)            (567)           (1,116)          (792)
                                                 -----------       ----------       -----------     ----------
Net loss                                         $   (51,332)      $  (19,743)      $   (96,360)    $  (38,435)
                                                 ===========       ==========       ===========     ==========
Loss per share                                   $      (.31)      $     (.27)      $      (.59)    $    ( .54)
                                                 ===========       ===========      ============    ==========
Weighted average number of shares
outstanding                                      164,860,699       72,930,110       163,271,950     71,465,125
                                                 ===========       ==========       ===========     ==========

   The accompanying notes are an integral part of these financial statements.

               TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                  (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                               UNREALIZED
                                                                               GAIN/(LOSS)
                                           CLASS A    CLASS B    ADDITIONAL        ON                                     TOTAL
                                           COMMON     COMMON      PAID-IN      MARKETABLE    ACCUMULATED    TREASURY   STOCKHOLDERS'
                                            STOCK      STOCK      CAPITAL      SECURITIES      DEFICIT       STOCK        EQUITY
                                           -------    -------    ---------     ----------    -----------    --------   -------------

   Balance at January 1, 1997          $      287   $    1,393    $1,197,252   $      (25)   $ (281,012)   $ (121,025)   $  796,870

   Issuance of 662,885  shares of
   Class A Common Stock upon
   exercise of options                          6           --         9,875           --            --            --         9,881

   Issuance of 2,100,000 shares of
   Class A  Common Stock to purchase
   CERFnet Services, Inc.                      21           --        47,386           --            --            --        47,407

   Issuance of 2,757,083 shares of
   Class A  Common Stock to purchase
   controlling interest in Eastern
   TeleLogic Corporation                       28           --        46,050           --            --            --        46,078

   Conversion of 6,000,000 shares of
   Class B Common Stock to Class A
   Common Stock                                60          (60)           --           --            --            --            --

   Unrealized gain on marketable
   securities                                  --           --            --          320            --            --           320

   Net loss                                    --           --            --           --       (96,360)           --       (96,360)

                                       ----------   ----------    ----------   ----------    ----------    ----------    ----------
   Balance at June 30, 1997            $      402   $    1,333    $1,300,563   $      295    $ (377,372)   $ (121,025)   $  804,196
                                       ==========   ==========    ==========   ==========    ==========    ==========    ==========

   The accompanying notes are an integral part of these financial statements.


               TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                   SIX MONTHS ENDED
                                                                       JUNE 30,
                                                             -----------------------------
                                                             CONSOLIDATED        COMBINED
                                                                 1997              1996
                                                             ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                  $   (96,360)     $  (38,435)
   Adjustments to reconcile net loss to net cash
      (used for) provided by operating activities, net of
      effects of acquisitions:
         Depreciation and amortization                            67,011          26,959
         Amortization of notes costs                               1,351               -
         Equity in losses of unconsolidated affiliates             2,833          12,394
         Amortization of deferred credits                         (3,607)         (1,183)
         Provision for losses on accounts receivable               3,018           1,143
         Accretion of discount on Senior Discount Notes           36,688               -
         Accretion of TCI note                                     1,022               -
         Minority interest                                             -            (856)
   (Increase) decrease in operating assets and increase
      (decrease) in  operating liabilities:
         Accounts receivable                                     (25,633)         (5,314)
         Other assets                                            (12,659)            434
         Accounts payable and accrued liabilities                 (4,137)         14,004
         Deferred credits                                          8,877             931
                                                               ---------        --------
                Net cash (used for) provided by
                  operating activities                           (21,596)         10,077
                                                               ---------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                        (211,146)        (75,436)
    Investment in unconsolidated affiliates                       (5,116)        (10,057)
    Due from related parties                                           -         (23,037)
    Purchase of a Local Market Partnership interest                    -         (11,618)
    Capital contributions to Local Market Partnerships
    prior to Reorganization                                            -         (16,435)
    Proceeds from sales and maturities of marketable
    securities, net of purchases                                  79,196               -
    Cash paid for acquisitions, net of cash acquired              (6,258)              -
                                                               ---------       ---------
                Net cash used for investing activities          (143,324)       (136,583)
                                                               ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of long-term debt                           -         162,500
    Principal payments on capital leases                         (10,273)         (1,796)
    Proceeds from the exercise of employee stock options           5,403               -
                                                               ---------       ---------
                Net cash (used for) provided by
                financing activities                              (4,870)        160,704
                                                               ---------       ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS            (169,790)         34,198

CASH AND CASH EQUIVALENTS, JANUARY 1                             277,540          11,862
                                                              ---------        ---------
CASH AND CASH EQUIVALENTS, JUNE 30                            $  107,750       $  46,060
                                                              ==========       =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
 Cash paid during the period for interest                     $    2,301       $   4,508
                                                              ==========       =========


   The accompanying notes are an integral part of these financial statements.

               TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                      STATEMENTS OF CASH FLOWS - CONTINUED
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                             CONSOLIDATED         COMBINED
                                                                1997                 1996
                                                             ------------         ------------
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

In February 1997, TCG purchased all of the assets and liabilities of CERFnet Services, Inc. for TCG's
  Class A Common Stock:

Fair value of 2,100,000 Class A Common Stock                       47,407           $     --
Fair value of net assets acquired                                  (2,980)                --
                                                                ---------           ---------
Goodwill recorded from non-cash transactions                    $  44,427           $     --
                                                                =========           =========

In March 1997, TCG purchased all of the assets and liabilities of Eastern TeleLogic Corporation for TCG's
  Class A Common Stock:

Fair value of 2,757,083 Class A Common Stock                    $  46,078           $     --

Fair value of net liabilities acquired                            121,232                 --
                                                                ---------           ---------
Goodwill recorded from non-cash transactions                    $ 167,310           $     --
                                                                =========           =========
Fixed assets acquired under capital leases                      $   6,725           $     60
                                                                =========           =========

   The accompanying notes are an integral part of these financial statements.

               TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                   (UNAUDITED)

1.      BASIS OF PRESENTATION

        In the opinion of the management of Teleport Communications Group Inc. (together with its wholly-owned subsidiaries "TCG" or the "Company"), the accompanying consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 1997 and the Company's results of operations and cash flows for the six months then ended.

     The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results expected for the full year.

2.      SIGNIFICANT ACCOUNTING POLICIES

        Consolidation

        The consolidated financial statements include the accounts of TCG's wholly-owned subsidiaries at June 30, 1997. The 1997 consolidated statements of operations and cash flows include equity in the losses of BizTel Communications, Inc. for six months (See Note 6 - Acquisitions) and of Eastern TeleLogic Corporation for two months. As of December 31, 1996, the consolidated balance sheet includes the accounts of TCG and all wholly-owned subsidiaries. The 1996 combined statements of operations and of cash flows include equity in losses of unconsolidated affiliates for all of the Local Market Partnerships except for TCG St. Louis which was consolidated. (See Note 4 -Reorganization).

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

        Earnings Per Share

        In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share". This statement is effective for financial statements issued for periods ending after December 15, 1997. Management has evaluated the effect on its financial reporting from the adoption of this statement and does not believe it to be significant.

        Capital Structure

        In February 1997, the FASB also issued SFAS No. 129 "Disclosure of Information about Capital Structure". This statement is effective for financial statements issued for periods ending after December 15, 1997. Management has evaluated the effect on its financial reporting and as it contains no change in disclosure requirements for entities that were previously subject to the requirements of Accounting Principles Board Opinions 10 and 15 and SFAS 47, no further disclosures are needed.

        Comprehensive Income

        In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income". This statement is effective for financial statements issued for periods ending after December 15, 1997. Management has evaluated the effect on its financial reporting from the adoption of this statement and has found the majority of required disclosures to be not applicable and the remainder to be not significant.

               TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                   (UNAUDITED)

3.      OFFERINGS

        On June 27, 1996, TCG issued 27,025,000 shares of Class A Common Stock which resulted in gross proceeds of approximately $432.4 million as part of an initial public offering (the "Stock Offering"), and $300 million aggregate amount of 9 7/8% Senior Notes and $1,073 million aggregate amount at maturity of Senior Discount Notes (the "Notes Offerings" and collectively, with the Stock Offering, the "Offerings"). The Notes Offerings resulted in aggregate gross proceeds of $925 million. The gross proceeds of the Offerings (approximately $1.3 billion) were received by TCG on July 2, 1996. TCG also recognized a liability of approximately $46.8 million which was paid to the Underwriters on July 2, 1996. In July 1996, the Company utilized a portion of the net proceeds of the Offerings to (i) repay $250 million of bank indebtedness plus accrued interest and (ii) purchase 7,975,738 shares of Class B Common Stock owned by Continental Cablevision, Inc. for $16.00 per share, less related expenses, for a net cost of $121 million. In addition, on October 25, 1996, TCG loaned approximately $115 million to its affiliate Comcast CAP of Philadelphia, Inc. ("Comcast CAP"), as part of the first step in TCG's acquisition of Eastern TeleLogic Corporation. The remaining funds will be used to expand and develop existing and new networks, to make acquisitions and for general corporate and working capital purposes.

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

        On May 13, 1996, in connection with the Reorganization, TCG purchased the partnership interest of Hyperion Telecommunications, Inc. of Florida in TCG South Florida for 11.6 million.

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

               TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                   (UNAUDITED)

MicroNet, Inc. in TCG San Francisco and (ii) 372,666 shares of Class A Common Stock in consideration for the transfer on such date to TCG of the partnership interests which TCI had acquired from Intermedia Partners in TCG San Francisco. As a result, as of December 26, 1996, all of the Local Market Partnerships had become wholly-owned subsidiaries of TCG.

        As of June 30, 1997, TCI, Cox, Comcast and Continental owned 38.9%, 31.2%, 20.5% and 9.4%, respectively, of the Company's Class B Common Stock, representing 37.8%, 30.2%, 19.8% and 9.1%, respectively, of the combined voting power of the Company's Common Stock. As of June 30, 1997, TCG was owned 30.1%, 23.6%, 15.5%, 7.1% and 23.7% by TCI, Cox, Comcast, Continental and public shareholders, respectively.

        Unaudited financial information for the three and six months ended June 30, 1997 and unaudited pro forma financial information for the three and six months ended June 30, 1996, as if the Reorganization had occurred January 1, 1996, is as follows (in thousands, except share amounts):



                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                                      JUNE 30,                    JUNE 30,
                                                      --------                    --------
                                               ACTUAL        PRO FORMA       ACTUAL       PRO FORMA
                                                1997           1996           1997           1996
                                                ----           ----           ----           ----
Revenues                                     $   115,664    $    65,114    $  212,508     $  123,236
                                             ------------   ------------   -----------    -----------
Expenses:
     Operating                                    67,627         40,647       124,964         77,117
     Selling, general and administrative          39,363         22,119        72,734         42,792
     Depreciation and amortization                37,255         22,872        67,011         44,154
                                             ------------   ------------   -----------    -----------
                Total expenses                   144,245         85,638       264,709        164,063
                                             ------------   ------------   -----------    -----------
Operating loss                                   (28,581)       (20,524)      (52,201)       (40,827)
                                             ------------   ------------   -----------    -----------
Interest:
     Interest income                               6,751            633        18,041          1,614
     Interest expense                            (28,743)        (5,446)      (58,251)       (10,935)
                                             ------------   ------------   -----------    -----------
                 Total interest                  (21,992)        (4,813)      (40,210)        (9,321)
                                             ------------   ------------   -----------    -----------
Loss before minority interest, equity in
  losses of unconsolidated affiliates and
  income tax provision                           (50,573)       (25,337)      (92,411)       (50,148)
Minority interest                                      -          1,034             -          2,049
Equity in losses of unconsolidated
  affiliates                                        (243)          (340)       (2,833)          (645)
                                             ------------   ------------   -----------    -----------
Loss before provision for income taxes            (50,816)       (24,643)      (95,244)       (48,744)
Income tax provision                                 (516)          (567)       (1,116)          (792)
                                             ------------   ------------   -----------    -----------
Net loss                                     $    (51,332)  $    (25,210)  $   (96,360)   $   (49,536)
                                             ============   ============   ===========    ===========
Loss per share                               $       (.31)  $       (.19)  $      (.59)   $      (.37)
                                             ============   ============   ===========    ===========
Weighted average number of shares
outstanding                                   164,860,699    131,850,895   163,271,950    131,850,895
                                             ============   ============   ===========    ===========

        Pro forma adjustments include the reversal of TCG's equity in the losses of 13 Local Market Partnerships for the three and six months ended June 30, 1996, as well as amortization of the goodwill which was recorded upon closing of the transactions and the reduction of interest expense from the conversion of subordinated debt to parents to equity. The pro forma financial information presented above is not necessarily indicative of the operating results which would have been achieved had the transactions occurred at the beginning of the periods presented or of the results to be achieved in the future.

               TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                  (UNAUDITED)

5.      EMPLOYEE BENEFIT PLANS

        TCG adopted the Teleport Communications Group Inc. Employee Stock Purchase Plan (the "Stock Purchase Plan"), effective June 27, 1996. The Stock Purchase Plan is administered by the Compensation Committee. Each eligible employee was given an option to purchase 10% of such employee's compensation plus bonus paid for the calendar year preceding the year the option is awarded, divided by the purchase price per share under the option. No employee can receive options for more than $25,000 worth of shares in any calendar year. The purchase price for one share of Class A Common Stock is 15% below the initial offering price of $16 or $13.60. The Board of Directors authorized the issuance of 745,000 shares under the Stock Purchase Plan with the unused options expiring on June 27, 1997. TCG issued shares of 584,686 shares of Class A Common Stock pursuant to the exercise of options under the Stock Purchase Plan. Gross proceeds of $4.9 million from the exercise of options under the Stock Purchase Plan were received by TCG prior to June 30, 1997 and $3.1 million was received during July 1997. The amounts received in July are classified as a subscription receivable on the June 30, 1997 balance sheet.

6.      ACQUISITIONS

        BizTel Communications, Inc.

        On July 28, 1997, the Company exercised an option to acquire the remaining 50.1% equity interest in BizTel Communications Inc. ("BizTel") not owned by it in exchange for the issuance of 1,667,631 shares of the Company's Class A Common Stock. The Company had previously acquired a 49.9% interest in BizTel in February 1996. On July 31, 1997, the Company and BizTel filed an application with the Federal Communications Commission (the "FCC") seeking approval of the acquisition of the remaining interest in BizTel. The closing of this purchase is subject to regulatory approvals, including the approval of the FCC. BizTel holds FCC licenses to provide telecommunications services utilizing 38 Ghz digital milliwave transmission in 206 geographic areas, which include more than 95 of the 100 largest metropolitan markets and all markets where TCG operates. BizTel's 38 Ghz milliwave services can be used by TCG to economically connect customers to the Company's fiber optic networks, to provide network redundancy, diverse routing or quick temporary installations and to provide stand-alone facilities where the Company does not have fiber optic networks.

        The goodwill recorded with this investment, which represented the excess of the Company's investment over the underlying net assets of BizTel, was approximately $7.4 million. Such amount is being amortized over 20 years beginning March 1996 and is reported in the statement of operations in equity in losses of unconsolidated affiliates. Amortization expense related to such goodwill for the six months ended June 30, 1997 was $.2 million.

        CERFnet Services, Inc.

        On February 4, 1997, the Company acquired from General Atomics all the outstanding capital stock of CERFnet Services, Inc. ("CERFnet"), a leading regional provider of Internet-related services to businesses, including dial-up and dedicated Internet access, World Wide Web hosting, and colocation services and Internet training. TCG issued to CERFnet's former controlling stockholder 2,100,000 shares of its Class A Common Stock and granted to it certain registration rights with respect to such shares of Class A Common Stock.

               TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                   (UNAUDITED)

        The goodwill recorded with this investment, which represented the excess of the Company's investment over the underlying net assets of CERFnet, was approximately $44.4 million. Such amount is being amortized over 20 years and is reported in the statement of operations in depreciation and amortization expense. Amortization of the CERFnet goodwill for the six months ended June 30, 1997 was approximately $.9 million.

        It is TCG's intention to more fully evaluate the acquired assets and liabilities, and as a result, the allocation of the acquisition costs among the tangible and intangible assets acquired with CERFnet may change.

        Eastern TeleLogic Corporation

        Effective as of March 1, 1997, TCG completed its previously announced acquisition of Eastern TeleLogic Corporation ("ETC"). In the first of two steps, on October 25, 1996, employees of ETC exercised their stock options and then ETC redeemed the shares of its stock, (approximately 47%) not held by Comcast CAP of Philadelphia Inc. ("Comcast CAP"), a corporation owned 51% by Comcast and 49% by TCG. Comcast CAP borrowed at a market interest rate approximately $115 million from TCG as a short-term loan and, in turn, loaned this amount to ETC to effect the redemption. In the second step, TCG acquired Comcast's 51% stock interest in Comcast CAP in exchange for 2,757,083 shares of the Company's Class A Common Stock, resulting in ETC becoming a wholly-owned subsidiary of TCG. After the acquisition, the name of ETC was changed to TCG Delaware Valley, Inc. TCG assumed $53 million of long-term debt in this acquisition.

        The goodwill recorded with this investment, which represented the excess of the Company's investment over the underlying net assets of ETC, was approximately $167.3 million. Such amount is being amortized over 20 years and is reported in the statement of operations. Amortization expense related to such goodwill for the six months ended June 30, 1997 was $3.9 million.

        It is TCG's intention to more fully evaluate the acquired assets and liabilities, and as a result, the allocation of the acquisition costs among the tangible and intangible assets acquired with ETC may change.

        Unaudited pro forma financial information for the six months ended June 30, 1997 and 1996, as if the Reorganization and the acquisitions of ETC and CERFnet had occurred at the beginning of each of the respective periods, is as follows (in thousands, except share amounts):

                                                  1997                1996
                                               -----------          ---------
     Revenue                                   $   218,697        $   137,954
     Net loss                                  $   (96,528)       $   (49,202)
     Loss per share                            $      (.59)       $      (.36)
     Weighted average number of shares
        outstanding                            164,847,226        136,707,978

        Pro forma adjustments include (i) the reversal of TCG's equity in the losses of ETC for the six months ended June 30, 1997 and the reversal of TCG's equity in the losses of the 13 Local Market Partnerships and ETC for the six months ended June 30, 1996, (ii) as well as amortization of the goodwill recorded upon close of the transactions and (iii) the reduction of interest expense from the conversion of subordinated debt to parents to equity. The pro forma financial information presented above is not necessarily indicative of the operating results which would have been achieved had the transactions occurred at the beginning of the periods presented or of the results to be achieved in the future.

               TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                   (UNAUDITED)

7.      COMMITMENTS AND CONTINGENCIES

        In April 1997, a complaint was filed against the Company in the Circuit Court of Cook County, Illinois by two former customers of the Company and an alleged class purporting to consist of investors in one of the customers, alleging fraud, breach of contract and misappropriation of property. The Company believes that the allegations are without merit and that it possesses meritorious counterclaims for damages arising from breach of contract. The Company additionally believes that any costs arising from this lawsuit will not have a material adverse effect on its financial condition, results of operations or cash flows.

8.      SUBSEQUENT EVENTS

        On June 2, 1997, pursuant to the Amended and Restated Stockholders' Agreement of the Company (the "Stockholders' Agreement"), Continental converted an additional 2,000,000 shares of Class B Common Stock into Class A Common Stock and sold such shares in a private transaction pursuant to Rule 144 of the Securities Act of 1933, as amended.

        Pursuant to the Stockholders' Agreement, on July 2, 1997, Continental delivered to the Company a request that the Company effect the registration of 10,285,592 shares of Class A Common Stock. As required by the Stockholders' Agreement, Continental gave notice to the other Cable Stockholders of its intention to convert 10,285,592 shares of Class B Common Stock into shares of Class A Common Stock, and has given the remaining Cable Stockholders the right, pursuant to the Stockholders' Agreement, to purchase these shares in lieu of conversion. The remaining Cable Stockholders have not yet responded to this offer. The Company has exercised its right under the Stockholders' Agreement to defer such registration for three months.

        On July 28, 1997, TCG, through a wholly-owned subsidiary, amended its $250 million Revolving Credit Agreement to a $400 million Revolving Credit Agreement (the "Revolving Credit Agreement"). TCG may, subject to the approval of the lenders, incur up to $100 million of incremental facility with a maturity date no earlier than March 31, 2006. The Revolving Credit Agreement is secured by (i) the stock of the following wholly-owned subsidiaries of TCG: TC New York Holdings I, Inc., TC New York Holdings II, Inc., TC Systems, Inc., TCG Payphones, Inc. and the partnership interests in Teleport Communications (collectively "TCGNY"), (ii) a negative pledge with respect to the assets and a pledge of the stock of each existing and future subsidiary of TCGNY, (iii) a negative pledge with respect to the TCGNY contracts that relate to TCGNY operations, (iv) upstream guarantees from any existing and future subsidiaries of TCGNY and (v) a lien on all present and future intercompany indebtedness owned to TCGNY from TCG and all of its subsidiaries. The Revolving Credit Agreement provides for interest based upon either the base rate or London Interbank Offered Rate ("LIBOR"), adjusted. There is no outstanding balance as of June 30, 1997.

        The commitment will be reduced in equal quarterly installments according to the following schedule:

                      YEAR                 AMOUNT
                                        (in millions)

                      2000                 $  12.5
                      2001                    35.0
                      2002                    55.0
                      2003                    70.0
                      2004                    90.0
                      2005                   100.0
                      2006                    37.5
                                          ---------
                                            $400.0
                                          =========

                       TELEPORT COMMUNICATIONS GROUP INC.
                 ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

    Revenue

        Total revenues increased to $115.7 million and $212.5 million for the three months and six months ended June 30, 1997 from $57.1 million and $107.5 million for the similar periods in 1996, representing increases of $58.6 million and $105.0 million, or 103% and 98%, respectively. Pursuant to the Reorganization, TCG consolidated the financial statements of the Local Market Partnerships, which accounted for 37% and 38% of total revenue for the three and six months ended June 30, 1997. Telecommunications services revenue increased to $115.7 million and $212.5 million for the three months and six months ended June 30, 1997, from $45.2 million and $84.7 million for the three months and six months ended June 30, 1996, representing increases of $70.5 million and $127.8 million, or 156% and 151%, respectively. The increases in revenue occurred in every revenue category, most significantly switched services. These increases in revenues are also a result of increased market penetration primarily in TCG's existing markets as well as expansion into new markets. Total revenues for the three months and six months ended June 30, 1997 include $11.9 and $17.0 million, respectively, attributable to Eastern TeleLogic Corporation ("ETC") and CERFnet Services, Inc. ("CERFnet"), which were acquired by TCG during the first quarter of 1997 and consolidated with TCG from the dates of acquisition.

        On a pro forma basis, had telecommunications services revenue generated by unconsolidated Local Market Partnerships been included in the prior period's financial statements, total revenues would have increased to $115.7 million and $212.5 million for the three months and six months ended June 30, 1997 from $65.1 million and $123.2 million for the three months and six months ended June 30, 1996, reflecting increases of $50.6 million and $89.3 million, or 78% and 72%, respectively. This revenue growth is a direct result of increased market penetration of all telecommunications service offerings in existing markets and the addition of new markets. Annualized monthly recurring revenue increased to approximately $444.8 million for the month of June 30, 1997, from $245.9 million on a pro forma basis for the comparable period in 1996, an increase of $198.9 million, or 81%. Monthly recurring revenue represents monthly service charges billable to telecommunications services customers for the month indicated, but excludes non-recurring revenues for certain one-time services, such as installation fees or equipment charges.

        Switched services revenue increased 91% and 87% for the three months and six months ended June 30, 1997 from pro forma switched services revenue for the similar periods in 1996. Switched services revenue represented 43% and 40% of total pro forma revenue for the six months ended June 30, 1997 and 1996, respectively. Increased monthly dedicated services revenue, as well as sales growth in enhanced switched services products to new customers, also contributed to overall revenue growth. Dedicated services revenue increased 61% and 56% for the three months and six months ended June 30, 1997, from pro forma dedicated services revenue for the similar periods in 1996.

        Management fees were directly related to operating and administrative support services provided by TCG to the Local Market Partnerships. Royalty fees were charged to the Local Market Partnerships based on revenue. As a result of the Reorganization, management and royalty fees from the Local Market Partnerships are no longer reflected as revenue for the three months and six months ended June 30, 1997, due to the consolidation of the Local Market Partnerships.

Operating Expenses

        TCG, in order to be consistent with industry standards, has reclassified certain compensation and overhead expenses, related to engineering, customer service and new technology, from selling, general and administrative to operating expenses. Operating expenses increased to $67.6 million and $125.0 million for the three months and six months ended June 30, 1997, from $33.4 million and $62.3 million for the three months and six months ended June 30, 1996, increases of $34.2 million and $62.7 million, or 102% and 101%, respectively. Pursuant to the Reorganization, TCG has consolidated the financial statements of the Local Market Partnerships, the operating expenses of which accounted for 38% of the total operating expenses for both the three months and six months

                       TELEPORT COMMUNICATIONS GROUP INC.
                 ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ended June 30, 1997. The remaining increases are directly related to the costs associated with the expansion of TCG's networks. These expenses include costs specifically associated with network operations, including compensation costs for technical personnel, access, rights-of-way, node, rent and maintenance expenses. Offsetting these expense increases are reductions in expenses due to renegotiation of interconnection agreements with incumbent local exchange carriers. Operating expenses increased to $67.6 million and $125.0 million for the three months and six months ended June 30, 1997, from $40.6 million and $77.1 million on a pro forma basis for the three months and six months ended June 30, 1996, increases of $27.0 million and $47.9 million, or 67% and 62%, respectively. Operating expenses were approximately 58% and 59% of revenue for the three months and six months ended June 30, 1997, and 62% and 63% of revenue on a pro forma basis for the three months and six months ended June 30, 1996.

Selling, General and Administrative Expenses

        TCG, in order to be consistent with industry standards, has reclassified certain compensation and overhead expenses related to engineering, customer service and new technology, from selling, general and administrative to operating expenses. Selling, general and administrative expenses increased to $39.4 million and $72.7 million for the three months and six months ended June 30, 1997, from $15.6 million and $29.4 million for the three months and six months ended June 30, 1996, increases of $23.8 million and $43.3 million, or 153% and 147%, respectively. Pursuant to the Reorganization, TCG has consolidated the financial statements of the Local Market Partnerships, the selling, general and administrative expenses of which accounted for 51% and 52% of the total selling, general and administrative expenses for the three months and six months ended June 30, 1997. The remaining increase is attributable to the costs required to maintain an infrastructure which supports the continued expansion of the Company's networks and the introduction of new services. These costs include compensation, occupancy, insurance, professional fees, and sales and marketing expenses. Selling, general and administrative expenses increased to $39.4 million and $72.7 million for the three months and six months ended June 30, 1997, from $22.1 million and $42.8 million on a pro forma basis for the three months and six months ended June 30, 1996, increases of $17.3 million and $29.9 million, or 78% and 70%, respectively. Selling, general and administrative expenses were approximately 34% of revenue for both the three months and six months ended June 30, 1997 and 34% and 35% of revenue on a pro forma basis for the three months and six months ended June 30, 1996.

EBITDA

        EBITDA (earnings before interest, taxes, depreciation, amortization, minority interest and equity in losses of unconsolidated affiliates) increased to $8.7 million and decreased to $14.8 million for the three months and six months ended June 30, 1997, from $8.1 million and $15.8 million for the three months and six months ended June 30, 1996, an increase of $.6 million and a decrease of $1.0 million, respectively. Pursuant to the Reorganization, TCG has consolidated the financial statements of the Local Market Partnerships, the EBITDA of which accounted for 21% and 22% of total EBITDA for the three months and six months ended June 30, 1997. EBITDA increased to $8.7 million and $14.8 million for the three months and six months ended June 30, 1997, from $2.3 million and $3.3 million on a pro forma basis for the three months and six months ended June 30, 1996, increases of $6.4 million and $11.5 million, respectively. The Local Market Partnerships, which are included in the pro forma financial data to reflect the Reorganization, had negative EBITDA due to the start-up or rapid expansion of the networks of such Local Market Partnerships.

Depreciation and Amortization Expense

        Depreciation and amortization expense increased to $37.3 million and $67.0 million for the three months and six months ended June 30, 1997, from $14.1 million and $27.0 million for the three months and six months ended June 30, 1996, increases of $23.2 million and $40.0 million, or 165% and 148%, respectively. These increases are primarily attributable to increased depreciation related to the expansion of the Company's local telecommunications networks throughout the country and increased amortization of goodwill related to various 1996 and 1997 acquisitions. Depreciation and amortization expense increased to $37.3 million and $67.0 million for the three months and six months ended June 30, 1997, from $22.9 million and $44.2 million on a pro forma basis for the three months and six months ended June 30, 1996, increases of $14.4 million and $22.8 million, or 63% and 52%.

                       TELEPORT COMMUNICATIONS GROUP INC.
                 ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest Income

        Interest income increased to $6.8 million and $18.0 million for the three months and six months ended June 30, 1997, from $1.5 million and $2.7 million for the three months and six months ended June 30, 1996, increases of $5.3 million and $15.3 million, respectively. These increases are attributable to interest earned on the cash and cash equivalents and marketable securities that resulted from the proceeds of the Offerings.

Interest Expense

        Interest expense increased to $28.7 million and $58.3 million for the three months and six months ended June 30, 1997, from $9.5 million and $17.6 million for the three months and six months ended June 30, 1996, increases of $19.2 million and $40.7 million, respectively. These increases resulted from interest on the Company's Senior Notes, Senior Discount Notes, the subordinated note to TCI issued on June 27, 1996, and interest on the long-term bank debt which TCG assumed in the acquisition of ETC, partially offset by the absence of interest for the three and six months ended June 30, 1997 on the Revolving Credit Agreement and borrowings under a loan facility with the Cable Stockholders.

Equity in Losses of Unconsolidated Affiliates

        Equity in losses of unconsolidated affiliates decreased to $.2 million and $2.8 million for the three months and six months ended June 30, 1997 from $5.9 million and $12.4 million for the three months and six months ended June 30, 1996, decreases of $5.7 million and $9.6 million, respectively. These decreases resulted from the consolidation of the Local Market Partnerships and ETC.

Net Loss

        The Company's results for the three months and six months ended June 30, 1997, reflected a net loss of $51.3 million and $96.4 million, compared to a net loss of $19.7 million and $38.4 million for the three months and six months ended June 30, 1996, or increases of $31.6 million and $58.0 million, respectively. These increases in net loss are attributable to the factors discussed above. Net loss increased to $51.3 million and $96.4 million for the three months and six months ended June 30, 1997 from $25.2 million and $49.5 million on a pro forma basis for the three months and six months ended June 30, 1996, or increases of $26.1 million and $46.9 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

        TCG had total assets of approximately $2.2 billion and $2.1 billion as of June 30, 1997 and December 31, 1996, respectively. At June 30, 1997 the Company's current assets of approximately $572.2 million exceeded current liabilities of $260.9 million, providing working capital of approximately $311.3 million. Network and equipment, net of depreciation, as of June 30, 1997, aggregated approximately $1.3 billion.

        TCG has invested the net proceeds from the Offerings in marketable securities such as Treasury bills and commercial paper. TCG will utilize the remaining net proceeds to expand its networks, for acquisitions and to provide funds for working capital.

        Effective as of March 1, 1997, TCG completed its previously announced acquisition of ETC for 2,757,083 shares of its Class A Common Stock. The Company loaned $115 million to ETC, the proceeds of which were used by ETC to redeem shares of its stock held by certain minority stockholders. After the acquisition the name of ETC was changed to TCG Delaware Valley, Inc.

        In addition, as part of the acquisition of ETC, TCG assumed the related credit facility. This facility, which ETC entered into in October 1995, is a $60 million credit facility (the "Facility") with certain banks. Initial borrowings under the Facility of $37 million were principally used to repay existing long-term debt, leases and certain subordinated convertible demand promissory notes. The Facility provides for interest based upon either the

                       TELEPORT COMMUNICATIONS GROUP INC.
                 ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

base rate, as defined, or London Interbank Offered Rate ("LIBOR"), adjusted as defined in the Facility (7.4375% at June 30, 1997), which is payable quarterly. The balance outstanding under the Facility was $52.6 million as of June 30, 1997, and that amount, together with any additional balance, is due on September 30, 1998.

        Borrowings under the Facility are collateralized by substantially all of the assets and outstanding common stock of TCG Delaware Valley, Inc. In addition, the Facility contains certain restrictive covenants which, among other things, require TCG Delaware Valley, Inc. to maintain certain debt service coverage ratios and limit the payment of dividends and capital expenditures. In addition, TCG Delaware Valley, Inc. is required to pay .375% per year on the available portion of the Facility.

        To finance TCG's capital expenditures, acquisitions, investments, working capital and for other general corporate purpose, TCG's wholly-owned subsidiary, TCG New York, Inc., amended its $250 million Revolving Credit Agreement to a $400 million Revolving Credit Agreement on July 28, 1997. TCG may, subject to the approval of the lenders, incur up to $100 million of incremental facility with a maturity date no earlier than March 31, 2006. The Revolving Credit Agreement is secured by (i) the stock of the following TCG wholly-owned subsidiaries: TC New York Holdings I, Inc., TC New York Holdings II, Inc., TC Systems, Inc., TCG Payphones, Inc. and the partnership interest in Teleport Communications (collectively "TCGNY"), (ii) a negative pledge on the assets and a pledge of the stock of each existing and future subsidiary of TCGNY
(iii) a negative pledge on the TCGNY contracts that relate to TCGNY operations
(iv) upstream guarantees from any existing and future subsidiaries of TCGNY and
(v) a lien on all present and future intercompany indebtedness owned to TCGNY from TCG and all its subsidiaries. As of June 30, 1997, $250 million was available to the Company.

        The Revolving Credit Agreement contains various covenants and conditions, including restrictions on additional indebtedness, maintenance of certain financial ratios and limitations on capital expenditures. None of these covenants negatively impact TCG's liquidity or capital resources at this time. In addition, TCG is required to pay .375% per year on the available portion of the Revolving Credit Agreement.

        On July 28, 1997, the Company exercised an option to acquire the remaining 50.1% equity interest in BizTel Communications Inc. ("BizTel") not owned by it in exchange for the issuance of 1,667,631 shares of the Company's Class A Common Stock. The Company had previously acquired a 49.9% interest in BizTel in February 1996. On July 31, 1997, the Company and BizTel filed an application with the Federal Communications Commission (the "FCC") seeking approval of the acquisition of the remaining interest in BizTel. The closing of this purchase is subject to regulatory approvals, including the approval of the FCC.

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

        Net cash (used for) provided by financing activities for the six months ended June 30, 1997 and 1996, was ($4.9) million and $160.7 million, respectively, comprised primarily of principal payments on capital leases partially offset by proceeds from the exercise of employee stock options for the six months ended June 30, 1997, and borrowings under the Revolving Credit Agreement for the six months ended June 30, 1996. Net cash (used for) provided by operating activities was ($21.6) million and $10.1 million for the six months ended June 30, 1997 and 1996, respectively. Net cash used for investing activities was $143.3 million and $136.6 million for the six months ended June 30, 1997 and 1996, respectively. As of June 30, 1997, cash and cash equivalents were $107.8 million and marketable securities were $361.9 million.

                       TELEPORT COMMUNICATIONS GROUP INC.
                 ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        TCG made capital expenditures (excluding acquisitions) of $217.6 million and $127.0 million for the six months ended June 30, 1997 and June 30, 1996, on a pro forma basis, respectively. The Company anticipates that capital expenditures (excluding acquisitions) will be approximately $500 million in the aggregate in 1997, primarily for the expansion, development and construction of its networks, the acquisition and deployment of switches and the expansion of operating support systems.

        The Company believes that the net proceeds from the Offerings and the amount of credit available under the Revolving Credit Agreement and the Facility will be adequate for its 1997 funding requirements. The Company intends to preserve financial flexibility in order to respond to the rapidly evolving telecommunications marketplace. TCG will continue to take advantage of favorable financing arrangements, including the sale of debt or equity securities in the public markets, private placements, increasing the amount available under the existing credit facilities or adding additional lines of credits.

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

        Earnings before fixed charges were insufficient to cover fixed charges for the six months ended June 30, 1997 and 1996, by $95.2 million and $38.5 million, respectively. On a pro forma basis, the Company's earnings would have been insufficient to cover fixed charges by $50.5 million for the six months ended June 30, 1996.

REGULATORY MATTERS

        TCG is subject to extensive federal and state regulation. In most states, the Company is subject to certification and tariff filing requirements with respect to intrastate services. TCG is required to file tariffs for interstate access services with the FCC, although such tariff requirements are generally less restrictive than those imposed on incumbent local exchange carriers ("ILECs") which offer similar services. An October 1996 FCC ruling required federal tariffs for domestic interstate, interexchange services to be canceled by September 22, 1997. The FCC's order has been temporarily stayed and a number of parties have filed petitions with the FCC seeking reconsideration of the FCC's decision. On June 19, 1997, the FCC adopted an Order that permits competitive local exchange carriers ("CLECs") like the Company to voluntarily withdraw their FCC tariffs for most interstate services. The Company has not decided whether to withdraw its FCC tariff. On the same day, the FCC initiated a further inquiry to determine whether to require that competitive local exchange carriers like the Company withdraw their tariffs. While it is impossible to predict what the FCC will do with this further inquiry, were the FCC to require the withdrawal of the Company's tariffs and replacement of those tariffs with contractual arrangements, TCG could incur substantial legal and administrative expense.

        Under the Telecommunications Act of 1996 (the "1996 Act") all local exchange carriers, including TCG, must interconnect with other carriers, make their services available for resale by other carriers, provide non-discriminatory access to rights of way, offer reciprocal compensation for termination of traffic and provide dialing parity and telephone number portability. The Company, ILECs, other CLECs and long distance carriers, will also be required to contribute some portion of their gross revenues (subject to adjustments) to the support of universal service programs under the FCC's rules implementing the universal service provisions of the 1996 Act, which were adopted on May 7, 1997. TCG may also be eligible to receive funds from universal service programs if the Company provides services to schools and libraries. Several parties have sought judicial review of the FCC's universal service rules.

        On August 8, 1996, the FCC released both a First Report and Order and a Second Report and Order and a Memorandum Opinion and Order in its CC Docket No. 96-98 (collectively, the "Interconnection Orders"). The Interconnection Orders established a framework of minimum national standards and procedures to enable State

                       TELEPORT COMMUNICATIONS GROUP INC.
                 ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Public Utility Commissions and the FCC to begin implementing many of the local competition provisions of the 1996 Act. On September 27, 1996, the FCC issued an Order on Reconsideration of the First Report and Order in CC Docket No. 96-98, in which it added a non-usage-sensitive charge to the rate for unbundled switching and clarified that, as a practical matter, an Interexchange Carrier may not lease unbundled switching for the provision of exchange access service only. The new rules were scheduled to become effective on September 30, 1996. On October 15, 1996, however, the U.S. Court of Appeals for the Eighth Circuit issued a stay of certain provisions of the rules pending its resolution of numerous petitions for review filed by ILECs and others. Specifically, the Court stayed the FCC's pricing rules and its "pick and choose" rule, which would have allowed CLECs to receive the benefit of the most favorable provisions contained in an ILEC's agreements with other carriers. On July 18, 1997, the Court of Appeals held that the pricing rules and the "pick and choose" rule exceeded the FCC's authority and were inconsistent with the terms of the 1996 Act. The Court also invalidated the FCC's rule requiring that interconnection agreements negotiated prior to enactment of the 1996 Act be submitted to state commissions for approval, and it held that the FCC had no authority to review or enforce agreements approved by state regulators. The FCC has indicated that it will ask the United States Supreme Court to review this decision of the Court of Appeals. The Supreme Court previously rejected applications to vacate the stay that had been imposed by the Court of Appeals, and it is impossible to predict whether the Court will agree to review the decision or what the outcome of such review would be.

        On June 13, 1997 the FCC ordered certain ILECs to refund to certain CLECs, including the Company, various overcharges by the ILECs for colocation arrangements retroactive to December 1994. TCG is unable to estimate the probable amount of this refund but the amount of any refund will not be material to the Company's financial condition.

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

EFFECTS OF RECENT ISSUED ACCOUNTING STANDARDS

        In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share". This statement is effective for financial statements issued for periods ending after December 15, 1997. Management has evaluated the effect on its financial reporting from the adoption of this statement and does not believe it to be significant.

        In February 1997, the FASB also issued SFAS No. 129 "Disclosure of Information about Capital Structure". This statement is effective for financial statements issued for periods ending after December 15, 1997. Management has evaluated the effect on its financial reporting and as it contains no change in disclosure requirements for entities that were previously subject to the requirements of Accounting Principles Board Opinions 10 and 15 and Statement 47, no further disclosures are needed.

        In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income". This statement is effective for financial statements issued for periods ending after December 15, 1997. Management has evaluated the effect on its financial reporting from the adoption of this statement and has found the majority of required disclosures to be not applicable and the remainder to be not significant.

                                     PART II

                                OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

        In April 1997, a complaint was filed against the Company in the Circuit Court of Cook County, Illinois, (Case No. 97L001928) by two former customers of the Company and an alleged class purporting to consist of investors in one of the customers, alleging fraud, breach of contract and misappropriation of property. The Company believes that the allegations are without merit and that it possesses meritorious counterclaims for damages arising from breach of contract. The Company additionally believes that any costs arising from this lawsuit will not have a material adverse effect on its financial condition, results of operations or cash flows.

ITEM 2: CHANGES IN SECURITIES

        There were no reportable events during the quarter ended June 30, 1997.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

        There were no reportable events during the quarter ended June 30, 1997.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On May 14, 1997, TCG held its Annual Meeting of Stockholders. In addition to the election of Directors to serve for the ensuing year, the shareholders (i) approved the appointment of Deloitte & Touche LLP as independent auditors for TCG, (ii) approved the 1997 Employee Stock Purchase Plan and (iii) approved the Restricted Stock and Bonus Plan.

        Each share of Class A Common Stock entitles the holder to one vote and each share of Class B Common Stock entitles the holder to 10 votes on each matter to be voted upon by the holders of the Common Stock.

        The following votes were cast for each of the following nominees for Director or were withheld with respect to such nominees:

                                  Class A                      Class B
                          ------------------------     -------------------------
                             For       Withheld         For          Withheld
                             ---       --------         ---          --------

Robert Annunziata         32,827,129      220,076   1,272,746,320      0
Brendan R. Clouston       32,702,329      344,876   1,272,746,320      0
John R. Dillon            32,820,329      226,876   1,272,746,320      0
Gerald W. Gaines          32,819,629      227,576   1,272,746,320      0
Jimmy W. Hayes            32,822,629      224,576   1,272,746,320      0
James Bruce Llewellyn     32,866,166      181,039   1,272,746,320      0
James O. Robbins          32,822,429      224,776   1,272,746,320      0
Brian L. Roberts          32,704,529      342,676   1,272,746,320      0
C.B. Rogers, Jr.          32,865,266      181,939   1,272,746,320      0
Larry E. Romrell          32,702,929      344,276   1,272,746,320      0
Lawrence Smith            32,874,029      173,176   1,272,746,320      0
Bernard W. Schotters      32,822,729      224,476   1,272,746,320      0
David M. Woodrow          32,822,329      224,876   1,272,746,320      0

        The following votes were cast with respect to the proposal to approve the appointment of Deloitte & Touche LLP as independent auditors of TCG for 1997:

                                    Class A           Class B
                                    -------           -------

              For                   32,750,237     1,134,890,400
              Against                  262,646                 0
              Abstain                   34,322       137,855,920


        The following votes were cast with respect to the proposal to approve the 1997 Employee Stock Purchase Plan:

                                    Class A           Class B
                                    -------           -------

               For                 26,790,435     1,134,890,400
               Against                844,142                 0
               Abstain                 53,563       137,855,920
               Broker no votes      5,359,065                 0

        The following votes were cast with respect to the proposal to approve the Restricted Stock and Bonus Plan:

                                    Class A           Class B
                                    -------           -------

               For                 19,055,930     1,134,890,400
               Against              8,561,977                 0
               Abstain                 70,233       137,855,920
               Broker no votes      5,359,065                 0

ITEM 5: OTHER INFORMATION

        There were no reportable events during the quarter ended June 30, 1997.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        A. Exhibits:

Exhibit No.
-----------

    *2.1  Reorganization Agreement, dated as of April 18, 1996
    *3.6 Amended and Restated Certificates of Incorporation of TCG, as revised *3.7 Amended and Restated By-laws of TCG, as revised
    *4.2  Form of Amended and Restated Stockholders' Agreement (incorporated by reference to Exhibit E of Exhibit 2.1 hereof)
    *4.3 Form of Indenture between TCG and United States Trust Company of New York, as Trustee, relating to the 11 1/8% Senior Discount Notes due 2007 of TCG
    *4.4 Form of Indenture between TCG and United States Trust Company of New York, as Trustee, relating to 9 7/8% Senior Notes due 2006 of TCG
    *4.5 From of Stock Certificate for Teleport Communications Group, Inc. *10.1 New York Franchise Agreement, dated May 2, 1994, as amended
   *10.2  Participation Agreement, dated May 15, 1984
   *10.3  Agreement of Lease, dated May 15, 1984, as amended
   *10.4  Keepwell Agreement, dated June 7, 1984, as amended
   *10.5  Agreement of Lease with Teleport Associates, dated November
          10, 1987
   *10.6 Agreement of Sublease between Merrill Lynch/WFC/L, Inc. and TC Systems, Inc. dated January 30, 1990
   *10.7   Loan Agreement, dated May 5, 1993

   *10.8   Amendment No. 1 to Loan Agreement, dated March 1, 1994
   *10.9   Amendment No. 2 to Loan Agreement, dated October 23, 1994
   *10.10  Amendment No. 3 to Loan Agreement, dated February 15, 1995
   *10.11  Loan Agreement, dated May 22, 1995 and related documents
   *10.12  Amendment No. 1 to Loan Agreement, dated May 31, 1996
   *10.13  Teleport Communications Group Inc. 1992 Unit Appreciation Plan
   *10.14  Teleport Communications Group Inc. 1993 Unit Appreciation Plan
   *10.15 Teleport Communications Group Inc. 1993 Stock Option Plan, as amended *10.16 Form of Teleport Communications Group Inc. Employee Stock Purchase
           Plan
   *10.17 Deferred Compensation Plan of Teleport Communications Group Inc. *10.18 Make-up Plan of Teleport Communications Group Inc. for the Retirement
           Savings Plan
   *10.19  Teleport Communications Group Inc. 1996 Equity Incentive Plan
   *10.20 Robert Annunziata Employment Agreement, dated December 18, 1992, as amended
   *10.21 John A. Scarpati Employment Agreement, dated July 12, 1994, as amended
   *10.22 Robert C. Atkinson Employment Agreement, dated July 12, 1994, as amended
   *10.23 Stuart A. Mencher Employment Agreement, dated July 12, 1994, as amended
   *10.24 Alf T. Hansen Employment Agreement, dated July 12, 1994, as amended *10.25 Partnership Agreement of TCG Detroit, dated as of November 1, 1993 *10.26 Amended and Restated Partnership Agreement of TCG Los Angeles, dated as of March 1, 1994
   *10.27 Partnership Agreement of TCG Pittsburgh, dated as of March 1, 1994 *10.28 Partnership Agreement of TCG San Diego, dated as of June 1, 1994 *10.29 Partnership Agreement of TCG San Francisco, dated as of January 1,
           1994, as amended
   *10.30 Partnership Agreement of TCG Seattle, dated as of January 1, 1994, as amended
   *10.31 Agreement among Teleport Communications Group Inc. and Comcast Corporation, dated April 18, 1996
   *10.32 First Amendment to the Teleport Communications Group Inc. 1993 Stock Option Plan
   *10.33 Second Amendment to the Teleport Communications Group Inc. 1993 Stock Option Plan
   *10.34 Letter of Intent between Viacom Telecom, Inc. and Teleport Communications Group Inc., dated as of May 30, 1996.
   *10.35 Letter of Intent between Viacom Telecom, Inc. and Teleport Communications Group Inc., dated as of May 30, 1996
   *10.36 First Amendment to the Teleport Communications Group Inc. 1996 Equity Incentive Plan
   *10.37 Stockholders' Agreement of Comcast CAP of Philadelphia, Inc. dated as of June 30, 1993
  **10.38 Teleport Communications Group Inc. 1997 Employee Stock Purchase Plan ***10.39 Teleport Communications Group Inc. Restricted Stock and Bonus Plan
    11.00  Computation of Loss Per Common Share
    27.00  Financial Data Schedule

*Incorporated by reference to the corresponding exhibit of TCG's Registration Statements on Form S-1 (File Nos. 333-3850 and 333-3984).
**Incorporated by reference to the corresponding exhibit of TCG's Registration Statement on Form S-8 (File No. 333-30571).
***Incorporated by reference to the corresponding exhibit of TCG's Registration Statement on Form S-8 (File No. 333-30569).

        B.  Reports on Form 8-K:

        The following report on Form 8-K was filed during the Company's quarter ended June 30, 1997.

        An Item 7, report on Form 8-K/A was filed on May 22, 1997, to amend the previously filed Item 2 report on Form 8-K, dated March 20, 1997, to report that based on analysis of ETC's audited financial statements for 1996, the Company, after discussion with its independent auditors, determined that ETC's audited financial statements and unaudited pro forma financial statements reflecting the acquisition of ETC were not required.

        An Item 5 report on Form 8-K, dated August 6, 1997, was filed reporting the Company's financial results for the fiscal quarter ended June 30, 1997.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                          TELEPORT COMMUNICATIONS GROUP INC.

Dated: August 12, 1997
                                          By:  /s/ John A. Scarpati
                                        ----------------------------
                                        Name: John A. Scarpati
                                        Title: Senior Vice President and
                                               Chief Financial Officer


Dated:  August 12, 1997                   By:  /s/ Maria Terranova-Evans
                                        ---------------------------------
                                        Name: Maria Terranova-Evans
                                        Title: Vice President and Controller
                                               (Principal Accounting Officer)