Form 10-K/A
period 1996-12-31
TELEPORT COMMUNICATIONS GROUP INC
filed 1997-10-27
CIK 1012099

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996
                                       or

     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
          EXCHANGE ACT OF 1934
                     For the transition period from     to

                        Commission file number 0-20913

                      TELEPORT COMMUNICATIONS GROUP INC.
            (Exact Name of Registrant as Specified In Its Charter)

          DELAWARE                                                 13-3173139
(STATE OR OTHER JURISDICTION OF                                (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

437 RIDGE ROAD, EXECUTIVE BUILDING 3, DAYTON, NJ                     08810
   (Address of Principal Executive Offices)                        (Zip Code)

                                (732) 392-2000
             (Registrant's Telephone Number, Including Area Code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                  Name of Each Exchange
     Title of Each Class                           on Which Registered
     -------------------                          ---------------------
            NONE                                           NONE

          Securities registered pursuant to Section 12(g) of the Act:

                              CLASS A COMMON STOCK
                                (TITLE OF CLASS)

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes  X             No
          ---              ---

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

                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) (1) Financial Statements

             The following financial statements and related notes of the Company contained on pages F-1 through F-26 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, are incorporated by reference.

                                                                                                    Page
Independent Auditors' Report........................................................................ F-1
Balance Sheets at December 31, 1996 and 1995........................................................ F-2
Statements of Operations for the Years Ended December 31, 1996, 1995 and 1994....................... F-4
Statements of Changes in Stockholders' Equity and Partners' Capital (Deficit)
  for the Years Ended December 31, 1996, 1995 and 1994.............................................. F-5
Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994....................... F-6
Notes to Financial Statements....................................................................... F-7

The following financial statements and related notes are attached hereto following the signature page.

     Financial Information as required by Form 11-K with respect to the Teleport Communications Group Inc. Employee Stock Purchase Plan (1996) for the plan year ended June 27, 1997.

     Independent Auditors' Report
     Statement of Net Assets Available for Benefits As Of June 27, 1997 Statement of Changes in Net Assets for the Year Ended June 27, 1997 Notes to Financial Statements

 (a) (3) Exhibits

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


*10.15   Teleport Communications Group Inc. 1993 Stock Option Plan, as amended
*10.16   Teleport Communications Group Inc. Employee Stock Purchase Plan
*10.17   Deferred Compensation Plan of Teleport Communications Group Inc.
*10.18   Make-Up Plan of Teleport Communications Group Inc. for the Retirement Savings Plan
*10.19   Teleport Communications Group Inc. 1996 Equity Incentive Plan
*10.20   Robert Annunizata Employment Agreement, dated December 18, 1992, as amended
*10.21   John A. Scarpati Employment Agreement, dated July 12, 1994, as amended
*10.22   Robert C. Atkinson Employment Agreement, dated July 12, 1994, as amended
*10.23   Stuart A. Mencher Employment Agreement, dated July 12, 1994, as amended
*10.24   Alf T. Hansen Employment Agreement, dated July 12, 1994, as amended
*10.25   Partnership Agreement of TCG Detroit, dated as of November 1, 1993
*10.26   Amended and Restated Partnership Agreement of TCG Los Angeles, dated as of March 1, 1994
*10.27   Partnership Agreement of TCG Pittsburgh, dated as of March 1, 1994
*10.28   Partnership Agreement of TCG San Diego, dated as of June 1, 1994
*10.29   Partnership Agreement of TCG San Francisco, dated as of January 1, 1994, as amended
*10.30   Partnership Agreement of TCG Seattle dated as of January 1, 1994, as amended
*10.31   Agreement among Teleport Communications Group Inc. and Comcast Corporation, dated as of
         April 18, 1996
*10.32   First Amendment to the Teleport Communications Group Inc. 1993 Stock Option Plan
*10.33   Second Amendment to the Teleport Communications Group Inc. 1993 Stock Option Plan
*10.34   Letter of Intent between Viacom Telecom, Inc. and Teleport Communications Group Inc., dated as of May 30, 1996.
*10.35   Letter of Intent between Viacom Telecom, Inc. and Teleport Communications Group Inc., dated as of May 30, 1996.
*10.36   First Amendment to the Teleport Communications Group Inc. 1996 Equity Incentive Plan
*10.37   Stockholders' Agreement of Comcast CAP of Philadelphia, Inc. dated as of June 30, 1993
**11.00  Computation of Loss Per Common Share
**12.00  Computation of Ratio of Earnings to Fixed Charges
**21.00  Subsidiaries of the Registrant
**23.1  Consent of Deloitte & Touche LLP
  23.2  Consent of Deloitte & Touche LLP
  23.3  Consent of Deloitte & Touche LLP
**27.00 Financial Data Schedule

* Incorporated by reference to the corresponding exhibit of TCGI's Registration Statements on Form S-1 (File Nos. 333-3850 and 333-3984)
**   Previously filed with the Company's Annual Report on Form 10-K

                              REPORTS ON FORM 8-K

  The following reports on Form 8-K were filed during the Company's quarter ended December 31, 1996:

  A report on Form 8-K, dated October 23, 1996, was filed reporting Registrant's agreement to acquire Eastern TeleLogic Corporation in a two-step transaction.

  A report on Form 8-K, dated October 31, 1996 was filed reporting Registrant's financial results for the fiscal quarter ended September 30, 1996.

                                   SIGNATURE

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  Teleport Communications Group Inc.
                                  (Registrant)

                            By:  /s/  Maria Terranova Evans    Date: 10/27/97
                                 --------------------------          --------
                                      Maria Terranova Evans

                                     Teleport Communications Group Inc.
                                     Vice President and Controller
                                     (Principal Accounting Officer)

                              Financial Statements

                                                         Page Number
                                                        In This Report

Independent Auditors' Report                                  F-28

Statement of Net Assets Available for Benefits As Of
  June 27, 1997                                               F-29

Statement of Changes in Net Assets for the Year
  Ended June 27, 1997                                         F-30

Notes to Financial Statements                                 F-31

Independent Auditors' Report

Sponsor and Participants
Teleport Communications Group Inc.
Employee Stock Purchase Plan (1996)

We have audited the accompanying statement of net assets available for benefits of the Teleport Communications Group Inc. Employee Stock Purchase Plan (1996) (the "Plan") as of June 27, 1997 and the related statement of changes in net assets available for benefits for the year ended June 27, 1997. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan at June 27, 1997 and the changes in net assets available for benefits for the year ended June 27, 1997 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP
    ---------------------
    Deloitte & Touche LLP

    New York, New York
    October 27, 1997

                       TELEPORT COMMUNICATIONS GROUP INC.
                      EMPLOYEE STOCK PURCHASE PLAN (1996)


                 STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS
                              AS OF JUNE 27, 1997


Asset:
Receivable from plan sponsor               $7,951,730

Liability:
Distribution due to plan participants       7,951,730
                                            ---------
Net Assets Available for Benefits:         $       --
                                            =========

                       See Notes to Financial Statements.

                       TELEPORT COMMUNICATIONS GROUP INC.
                      EMPLOYEE STOCK PURCHASE PLAN (1996)


           Statement Of Changes In Net Assets Available For Benefits
                           Year Ended June 27, 1997


Additions to net assets attributed to:

Employee contributions                              $  7,951,730

Deductions from net assets attributed to:

Withdrawals from plan                                         --
Distribution due to active plan participants           7,951,730
                                                    ------------
Change In Net Assets

Net Assets:                                                   --

Beginning of period                                           --
                                                    ------------
End of period                                       $         --
                                                    ============


                      See Notes to Financial Statements.

                      TELEPORT COMMUNICATIONS GROUP INC.
                      EMPLOYEE STOCK PURCHASE PLAN (1996)

                         Notes To Financial Statements
                                 June 27, 1997


1.  Description of Plan

    The Teleport Communications Group Inc. Employee Stock Purchase Plan (1996) (the "Plan") is a self-funded contributory stock purchase plan which provides employees the option to purchase stock at a discounted price.

    General - The Plan was adopted by Teleport Communications Group Inc. (the "Plan Sponsor" or the "Company") during 1996 to allow eligible employees to purchase Plan Sponsor stock (up to 745,000 shares in the aggregate) at a discounted price. Each eligible employee was given an option to purchase a number of shares of Class A Common Stock equal to up to 10% of such employee's compensation plus bonus paid for the calendar year preceding the year the option is awarded, divided by the purchase price per share under the option. No employee can receive more than $25,000 worth of shares in any calendar year, valued as of the date of grant. Eligible employees are employees who were scheduled to work at least 20 hours per week or at least five (5) months in any calendar year as of June 27, 1996. The purchase price for one share of Class A Common Stock was 15% below the initial offering price of $16 or $13.60. Employees subscribed to a certain number of shares on June 27, 1996 and elected to pay for the shares through payroll deductions, through a lump sum payment upon exercise of option on June 27, 1997 or through a non-cash transaction on June 27, 1997 where they would receive the difference between the market price at that time less the exercise price of $13.60.

    Contributions - Contributions to the Plan are made by the participants based on the amount of participant elections. Contributions to the Plan are commingled with the general assets of the Plan Sponsor.

    Administrative Expenses - All administrative expenses of the Plan were paid by the Company during the fiscal year ended June 27, 1997.

    Vesting and Termination - At all times, each Plan participant has a fully vested, nonforfeitable right to all cash amounts withheld from his or her paychecks.

2.  Summary Of Significant Accounting Policies

    The receivable from the Plan Sponsor represents accumulated payroll deductions less amounts disbursed for withdrawals. These payroll deductions are included with the general funds of the Plan Sponsor.

3.  Income Taxes

    It is intended that the right to purchase shares of Class A Common Stock under the Plan shall constitute an option granted by the Plan Sponsor pursuant to an "employee stock purchase plan" within the meaning of Section 423 of the Internal Revenue Code, and that such shares, for tax purposes, shall be treated in accordance with the provisions thereof.

    An employee is not considered to have income for federal income tax purposes from the granting of a right to purchase shares. Amounts deducted from an employee's pay do not reduce the amount of his or her income for tax purposes.