Form 10-Q
period 1997-09-30
TELEPORT COMMUNICATIONS GROUP INC
filed 1997-11-14
CIK 1012099

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

OR
                  TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from
                              -------------------------------------------------

Commission file number        0-20913
                      ---------------------------------------------------------

                      TELEPORT COMMUNICATIONS GROUP INC.
-------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its Charter)

        Delaware                                     13-3173139
-------------------------------------------------------------------------------
(State of other jurisdiction of                      (I.R.S. Employer
 or organization)                                    Identification No.)

        437 Ridge Road, Executive Building 3, Dayton, New Jersey  08810
--------------------------------------------------------------------------------
                   (Address of principal executive offices)

                                (732) 392-2000
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes            X             No
     --------------------      -------------

Number of outstanding shares of Registrant's Common Stock as of November 14, 1997: 61,222,03O shares of Class A Common Stock and 113,489,040 shares of Class B Common Stock.

                        PART I - FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS
              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share amounts)

                                                                                   September 30,     DECEMBER 31,
                                                                                       1997             1996
                                                                                       ----             ----
                                                                                    (Unaudited)
                     ASSETS
Current assets:
    Cash and cash equivalents                                                        $  181,446       $  277,540
                                                                                     ----------       ----------

    Marketable securities                                                               150,205          440,806
                                                                                     ----------       ----------

    Accounts receivable:
       Trade-net of allowance for doubtful accounts ($10,309 in 1997
          and $5,989 in 1996)                                                            78,018           46,325
       Related parties                                                                    6,350            4,191
       Miscellaneous-net of allowance for doubtful accounts ($182 in 1997
           and $1,406 in 1996)                                                            7,570            6,795
                                                                                     ----------       ----------
             Accounts receivable-net                                                     91,938           57,311
                                                                                     ----------       ----------
    Prepaid expenses                                                                     10,207            9,531
                                                                                     ----------       ----------
    Other current assets                                                                  6,967            2,373
                                                                                     ----------       ----------
          Total current assets                                                          440,763          787,561
                                                                                     ----------       ----------
Fixed assets-at cost:
    Communications network                                                            1,564,156        1,211,922
    Other                                                                               139,889           92,307
                                                                                     ----------       ----------
                                                                                      1,704,045        1,304,229
     Less accumulated depreciation and amortization                                    (335,114)        (236,967)
                                                                                     ----------       ----------
              Fixed assets-net                                                        1,368,931        1,067,262
                                                                                     ----------       ----------
Investment in and advances to unconsolidated affiliates                                  13,335          126,561
                                                                                     ----------       ----------
Goodwill-net of accumulated amortization                                                263,089           57,764
                                                                                     ----------       ----------
Other assets                                                                             29,802           10,949
                                                                                     ----------       ----------
          Total assets                                                               $2,115,920       $2,050,097
                                                                                     ==========       ==========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued liabilities  ($1,741 in 1997 and $1,079
       in 1996 with related parties)                                                 $  216,015       $  215,808
     Current portion of capital lease obligations ($23,865 in 1997
        and $21,139 in 1996 with related parties)                                        27,114           24,063
     Short-term bank debt                                                                52,575                -
     Other current liabilities                                                            7,068            2,365
                                                                                     ----------       ----------
          Total current liabilities                                                     302,772          242,236
Capital lease obligations ($17,732 in 1997 and $28,716 in 1996 with related parties)     22,864           34,489
TCI note-subordinated (including accrued interest of $2,554 in 1997 and $1,007
  in 1996)                                                                               28,554           27,007
Senior Notes                                                                            300,000          300,000
Senior Discount Notes                                                                   715,620          659,567
Unamortized notes costs                                                                 (23,734)         (25,761)
Other liabilities                                                                        18,309           15,689
                                                                                     ----------       ----------
          Total liabilities                                                           1,364,385        1,253,227
                                                                                     ----------       ----------
Stockholders' equity:
      Common Stock, Class A $.01 par value: 450,000,000 shares authorized,
        42,817,381 shares issued and outstanding at September 30, 1997; and
        28,668,400 shares issued and outstanding at December 31, 1996                       428              287
      Common Stock, Class B $.01  par value: 300,000,000 shares authorized,
        130,750,370 shares issued and outstanding at September 30, 1997 and
        139,250,370 shares issued and outstanding at December 31, 1996                    1,308            1,393
      Additional paid-in capital                                                      1,301,838        1,197,252
      Unrealized gain (loss) on marketable securities                                       142              (25)
      Accumulated deficit                                                              (431,156)        (281,012)
                                                                                     ----------       ----------
                                                                                        872,560          917,895
Less cost of Class B Common Stock held in treasury, 7,975,738 shares at
  September 30, 1997 and December 31, 1996                                             (121,025)        (121,025)
                                                                                     ----------       ----------
          Total stockholders' equity                                                    751,535          796,870
                                                                                     ----------       ----------
Total liabilities and stockholders' equity                                           $2,115,920       $2,050,097
                                                                                     ==========       ==========

  The accompanying notes are an integral part of these financial statements.

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                           THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                             September 30,                      September 30,
                                                        1997           1996                1997            1996
                                                    ------------   ------------        -----------     ------------
Revenues:
     Telecommunications services ($1,735 and
       $546 for the three months ended
       September 30, 1997 and 1996 and $6,233
       and $737 for the nine months ended
       September 30, 1997 and 1996, respectively,
       with related parties)                        $    131,406   $     72,749        $    343,914       $  157,466
     Management and royalty fees from affiliates               -              -                   -           22,805
                                                    ------------   ------------        ------------     ------------
             Total revenues                              131,406         72,749             343,914          180,271
                                                    ------------   ------------        ------------     ------------

Expenses:
     Operating                                            75,066         43,694             200,030          106,030
     Selling, general and administrative                  44,545         25,993             117,279           55,373
     Depreciation and amortization                        40,426         25,025             107,437           51,984
                                                    ------------   ------------        ------------     ------------
             Total expenses                              160,037         94,712             424,746          213,387
                                                    ------------   ------------        ------------     ------------
Operating loss                                           (28,631)       (21,963)            (80,832)         (33,116)
                                                    ------------   ------------        ------------     ------------

Interest:
     Interest income                                       6,324         14,666              24,365           17,336
     Interest expense ($1,540 and $1,673 for the
       three months ended September 30, 1997 and
       1996, and $4,714 and $12,525 for the nine
       months ended September 30, 1997 and 1996,
       respectively, with related parties)               (30,693)       (26,829)            (88,944)         (44,451)
                                                    ------------   ------------        ------------     ------------

             Total interest                              (24,369)       (12,163)            (64,579)         (27,115)
                                                    ------------   ------------        ------------     ------------

Loss before minority interest, equity in losses of
   unconsolidated affiliates and income tax
   provision                                             (53,000)       (34,126)           (145,411)         (60,231)
Minority interest                                              -          1,369                   -            2,225
Equity in losses of unconsolidated affiliates               (396)         ( 263)             (3,229)         (12,657)
                                                    ------------   ------------        ------------     ------------
Loss before income tax provision                         (53,396)       (33,020)           (148,640)         (70,663)
Income tax provision                                        (388)          (684)             (1,504)          (1,476)
                                                    ------------   ------------        ------------     ------------

Net loss                                            $    (53,784)  $    (33,704)       $   (150,144)    $    (72,139)
                                                    ============   ============        ============     ============

Loss per share                                             $(.32)         $(.21)              $(.92)          $( .72)
                                                    ============   ============        ============     ============

Weighted average number of shares outstanding        165,502,998    158,876,191         164,053,559      100,234,987
                                                    ============   ============        ============     ============


   The accompanying notes are an integral part of these financial statements.

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                                             UNREALIZED
                                                     CLASS A          CLASS B                             GAIN(LOSS) ON
                                                     COMMON           COMMON           ADDITIONAL            MARKETABLE
                                                      STOCK           STOCK          PAID-IN CAPITAL         SECURITIES
                                                   --------------  --------------  -------------------   ----------------

Balance at January 1, 1997                          $287          $1,393          $1,197,252                    $(25)

Issuance of 791,898  shares of Class A Common
 Stock upon exercise of options and employee
 stock grants                                          7               -              11,150                       -

Issuance of 2,100,000 shares of Class A
 Common Stock to purchase CERFnet Services,
 Inc.                                                 21               -              47,386                       -

Issuance of 2,757,083 shares of Class A
 Common Stock to purchase controlling interest
 in Eastern TeleLogic Corporation                     28               -              46,050                       -

Conversion of 8,500,000 shares of Class B
 Common Stock to Class A Common  Stock                85             (85)                  -                       -

Unrealized gain on marketable securities               -               -                   -                     167

Net loss                                               -               -                   -                       -
                                                 -------         -------          -----------                -------
Balance at September 30, 1997                       $428         $ 1,308          $ 1,301,838                  $ 142
                                                 =======         =======          ===========                =======




                                                                                            TOTAL
                                                   ACCUMULATED        TREASURY           STOCKHOLDERS'
                                                    DEFICIT              STOCK              EQUITY
                                                  --------------  --------------  -------------------

Balance at January 1, 1997                           $(281,012)    $   (121,025)         $  796,870

Issuance of 791,898  shares of Class A Common
 Stock upon exercise of options and employee
 stock grants                                                -                -              11,157

Issuance of 2,100,000 shares of Class A
 Common Stock to purchase CERFnet Services,
 Inc.                                                       -                 -              47,407

Issuance of 2,757,083 shares of Class A
 Common Stock to purchase controlling interest
 in Eastern TeleLogic Corporation                           -                 -              46,078

Conversion of 8,500,000 shares of Class B
 Common Stock to Class A Common  Stock                      -                 -                   -

Unrealized gain on marketable securities                    -                 -                 167

Net loss                                             (150,144)                -            (150,144)
                                                   ----------     --------------    ---------------
Balance at September 30, 1997                       $(431,156)         $(121,025)         $ 751,535
                                                   ==========     ==============    ===============



   The accompanying notes are an integral part of these financial statements.

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                               NINE MONTHS ENDED
                                                                                                 September 30,
                                                                                        1997                       1996
                                                                               --------------------       -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                               $(150,144)               $  (72,139)
   Adjustments to reconcile net loss to net cash
      (used for) provided by operating activities, net of effects of acquisitions:
         Depreciation and amortization                                                      107,437                    51,984
         Amortization of notes costs                                                          2,027                       675
         Equity in losses of unconsolidated affiliates                                        3,229                    12,657
         Amortization of deferred credits                                                   (13,684)                   (1,855)
         Provision for losses on accounts receivable                                          7,231                     1,830
         Accretion of discount on Senior Discount Notes                                      56,053                    17,284
         Accretion of TCI note                                                                1,547                       501
         Minority interest                                                                        -                    (2,225)
   (Increase) decrease in operating assets and increase (decrease) in operating liabilities:
          Accounts receivable                                                               (37,828)                  (11,083)
          Other assets                                                                      (23,582)                   (2,424)
          Accounts payable and accrued liabilities                                          (12,884)                    7,503
          Deferred credits                                                                   21,848                     1,808
                                                                                          ---------                ----------
            Net cash (used for) provided by operating activities                            (38,750)                    4,516
                                                                                          ---------                ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                   (324,224)                 (176,717)
    Investment in unconsolidated affiliates                                                  (5,170)                  (10,057)
    Due from related parties                                                                      -                   (23,042)
    Purchase of a Local Market Partnership interest                                               -                   (11,618)
    Capital contributions to Local Market Partnerships prior to Reorganization                    -                   (16,435)
    Proceeds from sales and maturities (purchases) of marketable securities                 290,767                  (544,685)
    Cash paid for acquisitions, net of cash acquired                                         (6,447)                        -
                                                                                          ---------                ----------
            Net cash used for investing activities                                          (45,074)                 (782,554)
                                                                                          ---------                ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of long-term debt                                                      -                   162,500
    Principal payments on capital leases                                                    (22,207)                   (6,005)
    Proceeds from the exercise of employee stock options                                      9,937                        47
    Proceeds from Senior Notes                                                                    -                   300,000
    Proceeds from Senior Discount Notes                                                           -                   625,000
    Proceeds from issuance of Class A Common Stock                                                -                   432,400
    Purchase of treasury stock                                                                    -                  (121,025)
    Payment on bank revolving credit facility                                                     -                  (250,000)
                                                                                          ---------                ----------
            Net cash (used for) provided by financing activities                            (12,270)                1,142,917
                                                                                          ---------                ----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                        (96,094)                  364,879

CASH AND CASH EQUIVALENTS, JANUARY 1                                                        277,540                    11,862
                                                                                          ---------                ----------

CASH AND CASH EQUIVALENTS, SEPTEMBER 30                                                   $ 181,446                $  376,741
                                                                                          =========                ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
 Cash paid during the period for interest                                                 $  17,519                $    6,108
                                                                                          =========                ==========

   The accompanying notes are an integral part of these financial statements.

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                  (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                                                    NINE MONTHS ENDED
                                                                                      September 30,
                                                                             1997                        1996
                                                                     ------------------           -----------------
Supplemental Schedule of Non-Cash Investing and Financing Activities:

In February 1997, TCG purchased all of the assets and liabilities of CERFnet Services, Inc. for TCG's Class A Common Stock:

Fair value of 2,100,000 Class A Common Stock                          $ 47,407                      $          -

Fair value of net assets acquired                                       (2,980)                                -
                                                                      --------                      ------------
Goodwill recorded from non-cash transactions                          $ 44,427                      $          -
                                                                      ========                      ============

In March 1997, TCG purchased all of the assets and liabilities of Eastern TeleLogic Corporation for TCG's Class A Common Stock:

Fair value of 2,757,083 Class A Common Stock                          $ 46,078                      $          -

Fair value of net liabilities acquired                                 121,232                      $          -
                                                                      --------                      ------------

Goodwill recorded from non-cash transactions                          $167,310                      $          -
                                                                      ========                      ============

Fixed assets acquired under capital leases                            $ 11,039                      $      1,134
                                                                      ========                      ============




   The accompanying notes are an integral part of these financial statements.

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                  (UNAUDITED)


1.    BASIS OF PRESENTATION

      In the opinion of the management of Teleport Communications Group Inc. (together with its wholly-owned subsidiaries, "TCG" or the "Company"), the accompanying consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 1997, and the Company's results of operations and cash flows for the nine months then ended.

      The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results expected for the full year.

2.    SIGNIFICANT ACCOUNTING POLICIES

      Consolidation

      The consolidated financial statements include the accounts of TCG's wholly-owned subsidiaries at September 30, 1997. The 1997 consolidated statements of operations and cash flows include equity in the losses of BizTel Communications, Inc. for nine months and of Eastern TeleLogic Corporation for two months (See Note 6 - Acquisitions). As of December 31, 1996, the consolidated balance sheet includes the accounts of TCG and all wholly-owned subsidiaries. The 1996 consolidated statements of operations and cash flows include equity in losses of unconsolidated affiliates for all of the Local Market Partnerships, except for TCG St. Louis which was consolidated for the six months ended June 30, 1996. The consolidated financial statements include the accounts of TCG's wholly-owned subsidiaries for the three months ended September 30, 1996 (See Note 3 -Reorganization).

      All material intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements and notes should be read in conjunction with the financial statements of Teleport Communications Group Inc. and Subsidiaries included as part of TCG's Form 10-K for the year ended December 31, 1996, as amended, and TCG's Registration Statement on Form S-3 (File No. 333-37597).

      Earnings Per Share

      In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share." This statement is effective for financial statements issued for periods ending after December 15, 1997. Management has evaluated the effect on its financial reporting from the adoption of this statement and does not believe it to be significant.

      Capital Structure

      In February 1997, the FASB also issued SFAS No. 129 "Disclosure of Information about Capital Structure." This statement is effective for financial statements issued for periods ending after December 15, 1997. Management has evaluated the effect on its financial reporting and as it contains no change in disclosure requirements for entities that were previously subject to the requirements of Accounting Principles Board Opinions 10 and 15 and SFAS 47, no further disclosures are needed.

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                  (UNAUDITED)


      Comprehensive Income

      In June 1997, the FASB also issued SFAS No. 130 "Reporting Comprehensive Income." This statement is effective for financial statements issued for periods ending after December 15, 1997. Management has evaluated the effect on its financial reporting from the adoption of this statement and has found the majority of required disclosures to be not applicable and the remainder to be not significant.

      Segments of an Enterprise and Related Information

      In June 1997, the FASB issued SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information." This statement is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 requires the reporting of profit and loss, specific revenue and expense items, and assets for reportable segments. It also requires the reconciliation of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to the corresponding amounts in the general purpose financial statements. The Company has not yet determined what additional disclosures may be required in connection with adopting SFAS No. 131.

3.    REORGANIZATION

      Prior to its initial public offering in 1996, the Company was owned by TCI Communications, Inc. (together with its consolidated subsidiaries, "TCI"), Cox Communications, Inc. (together with its consolidated subsidiaries, "Cox"), Comcast Corporation (together with its consolidated subsidiaries, "Comcast") and Media One of Delaware, Inc. formerly Continental Cablevision Inc. (together with its consolidated subsidiaries, "Continental"), collectively "the Cable Stockholders." The business was operated through TCG and, beginning in 1992, TCG Partners, which is a New York general partnership which was initially owned by the Cable Stockholders in the same percentages as TCG. TCG Partners was formed to invest, with TCG, the Cable Stockholders and other cable operators, in 14 local market partnerships (the "Local Market Partnerships") to develop and operate local telecommunications networks. The Local Market Partnerships were owned by TCG, and/or TCG Partners and certain of the Cable Stockholders which had cable operations in the particular markets addressed by the Local Market Partnerships and, in some cases, other cable operators in such markets. To simplify this complex ownership structure, the Company and the Cable Stockholders agreed to consolidate the ownership of TCG Partners and of the Local Market Partnerships as wholly-owned subsidiaries of TCG (the "Reorganization"). As part of this process, certain of the other cable operators agreed to sell their interests in the Local Market Partnerships to TCG directly or through a Cable Stockholder. The financial statements for one of the Local Market Partnerships were previously consolidated with those of TCG. Therefore, as a result of the Reorganization, TCG consolidated the financial statements of the remaining 13 of the 14 Local Market Partnerships.

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                  (UNAUDITED)

      Unaudited financial information for the nine months ended September 30, 1997 and unaudited pro forma financial information for the nine months ended September 30, 1996, as if the Reorganization had occurred January 1, 1996, is as follows (in thousands, except share amounts):

                                                                      NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                ACTUAL             PRO FORMA
                                                                 1997                1996
                                                             -------------      -------------
Revenues                                                     $    343,914       $    195,985
                                                             ------------       ------------

Expenses:
     Operating                                                    200,030            120,812
     Selling, general and administrative                          117,279             68,785
     Depreciation and amortization                                107,437             68,908
                                                             ------------       ------------
                Total expenses                                    424,746            258,505
                                                             ------------       ------------

Operating loss                                                    (80,832)           (62,520)
                                                             ------------       ------------

Interest:
     Interest income                                               24,365             16,280
     Interest expense                                             (88,944)           (37,764)
                                                             ------------       ------------
                 Total interest                                   (64,579)           (21,484)
                                                             ------------       ------------

Loss before minority interest, equity in losses
     of unconsolidated affiliates and income tax provision       (145,411)           (84,004)
Minority interest                                                       -              3,418
Equity in losses of unconsolidated affiliates                      (3,229)              (908)
                                                             ------------       ------------
Loss before provision for income taxes                           (148,640)           (81,494)
Income tax provision                                               (1,504)            (1,476)
                                                             ------------       ------------

Net loss                                                     $   (150,144)      $    (82,970)
                                                             ============       ============
Loss per share                                                     $(.92)             $(.59)
                                                             ============       ============
Weighted average number of shares outstanding                 164,053,559        140,925,082
                                                             ============       ============

      Pro forma adjustments include the reversal of TCG's equity in the losses of 13 Local Market Partnerships for the six months ended June 30, 1996, as well as amortization of the goodwill which was recorded upon closing of the transactions and the reduction of interest expense from the conversion of subordinated debt to parents to equity. The pro forma financial information presented above is not necessarily indicative of the operating results which would have been achieved had the transactions occurred at the beginning of the period presented or of the results to be achieved in the future.

4.    OFFERINGS

      1996 Offerings

      On July 2, 1996, TCG issued 27,025,000 shares of Class A Common Stock which resulted in gross proceeds of approximately $432.4 million as part of an initial public offering (the "Stock Offering"), and $300 million aggregate amount of 9 7/8% Senior Notes and $1,073 million aggregate amount at maturity of Senior Discount Notes (the "Notes Offerings" and collectively, with the Stock Offering, the "1996 Offerings").

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                  (UNAUDITED)

      1997 Offering

      Continental acquired its interest in TCG in May 1993. On November 15, 1996, Continental was acquired by U S WEST. In connection with such acquisition, on November 5, 1996, the U.S. Department of Justice announced, and on February 28, 1997, a final judgment was entered (the "Final Judgment") with respect to a settlement with U S WEST and Continental pursuant to which Continental was required to reduce its ownership in TCG below 10% by June 30, 1997, and is required to eliminate such ownership entirely by December 31, 1998. On February 19, 1997, pursuant to the Amended and Restated Stockholders' Agreement dated June 26, 1996, between TCG and the Cable Stockholders (the "Amended Stockholders' Agreement"), Continental converted 4,000,000 shares of Class B Common Stock into 4,000,000 shares of Class A Common Stock and, in accordance with the provisions of Rule 144 promulgated by the Commission under the Securities Act, transferred these shares to one or more third parties. Thereafter, Continental converted an additional 4,500,000 shares of Class B Common Stock, pursuant to the Amended Stockholders' Agreement, and in accordance with the provisions of Rule 144 transferred 3,840,000 of such shares to one or more third parties.

      On July 2, 1997, Continental delivered to the Company a request, pursuant to the Amended Stockholders' Agreement, that the Company effect the registration of 10,285,592 shares of Class A Common Stock. As required by the Amended Stockholders' Agreement, Continental gave notice to the remaining Cable Stockholders of its intention to convert 10,285,592 shares of Class B Common Stock into a like number of Class A Common Stock, and gave the remaining Cable Stockholders the right, pursuant to the Amended Stockholders' Agreement, to purchase these shares in lieu of conversion. The remaining Cable Stockholders did not exercise their rights under the Amended Stockholders' Agreement.

      On September 30, 1997, Continental owned 9,285,592 shares of Class B Common Stock and 660,000 shares of Class A Common Stock representing 7.4% of the combined voting power of the Class A Common Stock and Class B Common Stock.

      TCG filed a registration statement for a public offering (the "1997 Offering") of 17,250,000 shares of Class A Common Stock on October 10, 1997, and the 1997 Offering was consummated on November 13, 1997. Of the 17,250,000 shares, 7,304,408 were offered by the Company and 9,945,592 shares were offered by Continental. The Company did not receive any proceeds from the sale of shares by Continental. The net proceeds to the Company from its sale of shares pursuant to the 1997 Offering were $317.6 million, after deducting the underwriting discount and estimated expenses of approximately $11.1 million.

      TCG intends to use the net proceeds from the sale of its shares pursuant to the 1997 Offering and the remaining proceeds from the 1996 Offerings to expand and develop existing and new networks and for general corporate and working capital purposes, which may include acquisitions. A significant portion of such proceeds will be contributed or advanced to the Company's subsidiaries which own and operate the networks in the local markets. Expected capital expenditures for the expansion, development and acquisition of networks and other telecommunications assets include (i) the purchase and installation of switches, electronics, fiber and other additional technologies in existing networks and in networks to be constructed in new markets and (ii) the acquisition and expansion of networks and other telecommunications assets currently owned and operated by other companies. Expected expenditures for general corporate and working capital purposes include (i) expenditures with respect to the Company's management information systems and corporate service support infrastructure and (ii) operating and administrative expenses with respect to new networks and debt service.

5.    EMPLOYEE BENEFIT PLANS

      TCG adopted the Teleport Communications Group Inc. Employee Stock Purchase Plan (1997) (the "Stock Purchase Plan"), effective July 1, 1997. The Stock Purchase Plan is administered by the Compensation Committee of the Board of Directors (the "Committee"). As of the first day of each calendar quarter each eligible employee will be granted the option to purchase as of the last day of each calendar quarter, a number of shares determined under a uniform formula specified by the Committee. Each eligible employee was given an option to purchase the

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                  (UNAUDITED)


number of shares equal to 10% of such employee's compensation plus bonus paid in that calendar quarter, divided by the purchase price per share under the option. No employee can receive options for more than $25,000 worth of shares in any calendar year. The purchase price for one share of Class A Common Stock is 15% below the average closing price of the last ten trading days of the calendar quarter. The Committee authorized the issuance of 1,500,000 shares of Class A Common Stock under the Stock Purchase Plan. TCG issued 24,964 shares of Class A Common Stock pursuant to the exercise of options under the Stock Purchase Plan in October 1997.

6.    ACQUISITIONS

      BizTel Communications, Inc.

      On October 29, 1997, the Company acquired the remaining 50.1% equity interest in BizTel Communications, Inc. ("BizTel") not owned by the Company in exchange for the issuance of 1,667,631 shares of the Company's Class A Common Stock. The Company had previously acquired a 49.9% interest in BizTel in February 1996. BizTel is a holder of Federal Communications Commission ("FCC") licenses to provide telecommunications services utilizing 38 Ghz digital milliwave transmission in over 200 geographic areas, which include more than 95 of the 100 largest metropolitan markets and all markets where TCG operates. BizTel's 38 Ghz milliwave services can be used by TCG to economically connect customers to the Company's fiber optic networks, to provide network redundancy, diverse routing or quick temporary installations and to provide stand-alone facilities where the Company does not have fiber optic networks.

      The goodwill originally recorded with this investment, which represented the excess of the Company's investment over the underlying net assets of BizTel, was approximately $7.4 million. Prior to November 1, 1997, such amount was being amortized over 20 years, beginning March 1996, and was reported in the statement of operations in equity in losses of unconsolidated affiliates. Amortization expense related to such goodwill for the nine months ended September 30, 1997 was $0.3 million. As of November 1, 1997, TCG consolidates BizTel's results with its wholly-owned subsidiaries. The amount of goodwill recorded for the entire acquisition was approximately $38.6 million. TCG intends to fully evaluate the acquired assets and liabilities of BizTel, and as a result of the evaluation, the allocation of costs among the tangible and the intangible assets acquired may change.

      Eastern TeleLogic Corporation

      Effective as of March 1, 1997, TCG completed its acquisition of Eastern TeleLogic Corporation ("ETC"). In the first of two steps, on October 25, 1996, employees of ETC exercised their stock options and then ETC redeemed the shares of its stock, (approximately 47%) not held by Comcast CAP, a corporation owned 51% by Comcast and 49% by TCG. Comcast CAP borrowed at a market interest rate approximately $115 million from TCG as a short-term loan and, in turn, loaned this amount to ETC to effect the redemption. In the second step, TCG acquired Comcast's 51% stock interest in Comcast CAP in exchange for 2,757,083 shares of the Company's Class A Common Stock, resulting in ETC becoming a wholly-owned subsidiary of TCG. After the acquisition, the name of ETC was changed to TCG Delaware Valley, Inc. TCG assumed $53 million of debt in this acquisition.

      The goodwill recorded with this investment, which represented the excess of the Company's investment over the underlying net assets of ETC, was approximately $171.3 million. Such amount is being amortized over 20 years and is reported in the statement of operations. Amortization expense related to such goodwill for the nine months ended September 30, 1997 was $6.0 million.

      TCG has retained an independent third party to fully evaluate the acquired assets and liabilities of ETC, and as a result of the evaluation, the allocation of the acquisition costs among the tangible and intangible assets acquired may change. The results of this evaluation are expected to be recorded in the fourth quarter of 1997.

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                  (UNAUDITED)


      CERFnet Services, Inc.

      On February 4, 1997, the Company acquired from General Atomics all of the outstanding capital stock of CERFnet Services, Inc. (''CERFnet''), a leading regional provider of Internet-related services to businesses, including dial-up and dedicated Internet access, World Wide Web hosting, and colocation services and Internet training. TCG issued 2,100,000 shares of its Class A Common Stock to CERFnet's former controlling stockholder and granted to it certain registration rights with respect to such shares of Class A Common Stock. After the acquisition, the name CERFnet Services, Inc. was changed to TCG CERFnet, Inc.

      The goodwill recorded with this investment, which represented the excess of the Company's investment over the underlying net assets of CERFnet, was approximately $44.8 million. Such amount is being amortized over 20 years and is reported in the statement of operations in depreciation and amortization expense. Amortization of the CERFnet goodwill for the nine months ended September 30, 1997 was approximately $1.5 million.

      TCG has retained an independent third party to fully evaluate the acquired assets and liabilities of CERFnet, and as a result of the evaluation, the allocation of the acquisition costs among the tangible and intangible assets acquired may change. The results of this evaluation are expected to be recorded in the fourth quarter of 1997.

      Unaudited pro forma financial information for the nine months ended September 30, 1997 and 1996, as if the Reorganization and the acquisitions of ETC, CERFnet and BizTel had occurred at the beginning of each of the respective periods, is as follows (in thousands, except share amounts):

                                           1997              1996
                                       ------------      ------------
Revenue                                $    350,448      $    219,520
Net loss                               $   (152,729)     $    (92,107)
Loss per share                         $       (.92)     $       (.62)
Weighted average number of shares
   outstanding                          166,747,813       147,449,796

      Pro forma adjustments include (i) the reversal of TCG's equity in the losses of ETC and BizTel for the nine months ended September 30, 1997, and the reversal of TCG's equity in the losses of the 13 Local Market Partnerships, ETC and BizTel for the nine months ended September 30, 1996, (ii) as well as amortization of the goodwill recorded upon close of the transactions and (iii) the reduction of interest expense from the conversion of subordinated debt to parents to equity. The pro forma financial information presented above is not necessarily indicative of the operating results which would have been achieved had the transactions occurred at the beginning of the periods presented or of the results to be achieved in the future.

7.    COMMITMENTS AND CONTINGENCIES

      In April 1997, a complaint (Case No. 97L001928) was filed against the Company in the Circuit Court of Cook County, Illinois brought by two former customers of the Company and an alleged class purporting to consist of investors in one of the customers, alleging fraud and breach of contract. The Company believes that the allegations are without merit and that it possesses meritorious counterclaims for damages arising from breach of contract. The Company additionally believes that any costs arising from this lawsuit will not have a material adverse effect on its financial condition, results of operations or cash flows.

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                  (UNAUDITED)


8.    REVOLVING CREDIT AGREEMENT

      On July 28, 1997, TCG, through a wholly-owned subsidiary, TCG New York, Inc. ("TCGNY") amended its $250 million Revolving Credit Agreement to a $400 million Revolving Credit Agreement (the "Revolving Credit Agreement"). The Revolving Credit Agreement is secured by (i) the stock of the following wholly-owned subsidiaries of TCGNY: TC New York Holdings I, Inc., TC New York Holdings II, Inc., TC Systems, Inc., TCG Payphones, Inc. and the partnership interests in Teleport Communications, (ii) a negative pledge with respect to the assets and a pledge of the stock of each existing and future subsidiary of TCGNY, (iii) a negative pledge with respect to the contracts that relate to TCGNY operations,
(iv) upstream guarantees from any existing and future subsidiaries of TCGNY, and
(v) a lien on all present and future intercompany indebtedness owed to TCGNY from TCG and all of its subsidiaries. The Revolving Credit Agreement provides for interest based upon either the base rate or London Interbank Offered Rate ("LIBOR"), adjusted as defined in the Revolving Credit Agreement. There is no outstanding balance as of September 30, 1997.

      The commitment will be reduced in equal quarterly installments according to the following schedule:


                          YEAR                     AMOUNT
                                               (in millions)

                          2000                   $ 12.5
                          2001                     35.0
                          2002                     55.0
                          2003                     70.0
                          2004                     90.0
                          2005                    100.0
                          2006                     37.5
                                                 ------
                                                 $400.0
                                                 ======

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

Revenue

      Total revenues increased to $131.4 million and $343.9 million for the three months and nine months ended September 30, 1997 from $72.7 million and $180.3 million for the similar periods in 1996, representing increases of $58.7 million and $163.6 million, or 81% and 91%, respectively. Pursuant to the Reorganization, TCG consolidated the financial statements of the Local Market Partnerships, which accounted for 24% of total revenue for the nine months ended September 30, 1997. Had telecommunications services revenue generated by unconsolidated Local Market Partnerships been included in the financial statements for the nine months ended September 30, 1996, total revenues would have increased to $343.9 million for the nine months ended September 30, 1997 from $196.0 million for the nine months ended September 30, 1996, on a pro forma basis, reflecting an increase of $147.9 million, or 75%. Telecommunications services revenue increased to $343.9 million for the nine months ended September 30, 1997, from $157.5 million for the nine months ended September 30, 1996, on a pro forma basis, representing an increase of $186.4 million, or 118%. The increases in revenue occurred in every revenue category, most significantly switched services. These increases in revenues are also a result of increased market penetration primarily in TCG's existing markets as well as expansion into new markets. Total revenues for the three months and nine months ended September 30, 1997 include $12.5 million and $29.5 million, respectively, attributable to both Eastern TeleLogic Corporation ("ETC"), now known as TCG Delaware Valley, Inc., and CERFnet Services, Inc. ("CERFnet"), now known as TCG CERFnet, Inc. which were acquired by TCG during the first quarter of 1997 and consolidated with TCG from the dates of acquisition.

      Annualized monthly recurring revenue increased to approximately $534.9 million for the month of September 30, 1997, from $282.9 million for the comparable period in 1996, an increase of $252.0 million, or 89%. Monthly recurring revenue represents monthly service charges billable to telecommunications services customers for the month indicated, but excludes non-recurring revenues for certain one-time services, such as installation fees or equipment charges.

      Switched services revenue increased 109% and 95% for the three months and nine months ended September 30, 1997 from switched services revenue for the comparable three month and pro forma nine month period in 1996. Switched services revenue represented 44% and 39% (on a pro forma basis) of total revenue for the nine months ended September 30, 1997 and 1996, respectively. Increased monthly dedicated services revenue, as well as sales growth in switched services products to new customers, also contributed to overall revenue growth. Dedicated services revenue increased 53% and 55% for the three months and nine months ended September 30, 1997, from dedicated services revenue for the comparable three month and pro forma nine month period in 1996.

      Management fees were directly related to operating and administrative support services provided by TCG to the Local Market Partnerships. Royalty fees were charged to the Local Market Partnerships based on revenue. As a result of the Reorganization, management and royalty fees from the Local Market Partnerships are no longer reflected as revenue for the three months and nine months ended September 30, 1997 and the three months ended September 30, 1996, due to the consolidation of the Local Market Partnerships.

Operating Expenses

      Operating expenses increased to $75.1 million and $200.0 million for the three months and nine months ended September 30, 1997, from $43.7 million and $106.0 million for the three months and nine months ended September 30, 1996, increases of $31.4 million and $94.0 million, or 72% and 89%, respectively. Pursuant to the Reorganization, TCG has consolidated the financial statements of the Local Market Partnerships, the operating expenses of which accounted for 24% of the total operating expenses for the nine months ended September 30, 1997. The remaining increases are directly related to the costs associated with the expansion of TCG's networks. These expenses include costs specifically associated with network operations, including compensation costs for technical personnel, access, rights-of-way, node, rent and maintenance expenses. Offsetting these expense increases are reductions in expenses due to renegotiation of interconnection agreements with incumbent local exchange carriers ("ILECs"). Operating expenses increased to $200.0 million for the nine months ended September 30, 1997, from $120.8 million for the nine months ended September

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


30, 1996, on a pro forma basis, an increase of $79.2 million, or 66%. Operating expenses were approximately 57% and 58% of revenue for the three months and nine months ended September 30, 1997, and 60% and 62% of revenue for the three months and on a pro forma basis for the nine months ended September 30, 1996.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses increased to $44.5 million and $117.3 million for the three months and nine months ended September 30, 1997, from $26.0 million and $55.4 million for the three months and nine months ended September 30, 1996, increases of $18.5 million and $61.9 million, or 71% and 112%, respectively. Pursuant to the Reorganization, TCG has consolidated the financial statements of the Local Market Partnerships, the selling, general and administrative expenses of which accounted for 32% of the total selling, general and administrative expenses for the nine months ended September 30, 1997. The remaining increase is attributable to the costs required to maintain an infrastructure which supports the continued expansion of the Company's networks and the introduction of new services. These costs include compensation, occupancy, insurance, professional fees, and sales and marketing expenses. Selling, general and administrative expenses increased to $117.3 million for the nine months ended September 30, 1997, from $68.8 million for the nine months ended September 30, 1996, on a pro forma basis, an increase of $48.5 million, or 70%. Selling, general and administrative expenses were approximately 34% of revenue for both the three months and nine months ended September 30, 1997 and 36% and 35% of revenue for the three months and on a pro forma basis for the nine months ended September 30, 1996.

EBITDA

      EBITDA (earnings before interest, income taxes, depreciation, amortization, minority interest and equity in losses of unconsolidated affiliates) increased to $11.8 million and to $26.6 million for the three months and nine months ended September 30, 1997, from $3.1 million and $18.9 million for the three months and nine months ended September 30, 1996, or increases of $8.7 million and $7.7 million, respectively. Pursuant to the Reorganization, TCG has consolidated the financial statements of the Local Market Partnerships, the EBITDA of which accounted for 10% of total EBITDA for the nine months ended September 30, 1997. EBITDA increased to $26.6 million for the nine months ended September 30, 1997, from $6.4 million for the nine months ended September 30, 1996, on a pro forma basis, or an increase of $20.2 million. The Local Market Partnerships, which are included in the pro forma financial data to reflect the Reorganization, had negative EBITDA due to the start-up or rapid expansion of the networks of such Local Market Partnerships.

Depreciation and Amortization Expense

      Depreciation and amortization expense increased to $40.4 million and $107.4 million for the three months and nine months ended September 30, 1997, from $25.0 million and $52.0 million for the three months and nine months ended September 30, 1996, increases of $15.4 million and $55.4 million, or 62% and 107%, respectively. These increases are primarily attributable to increased depreciation related to the expansion of the Company's local telecommunications networks throughout the country and increased amortization of goodwill related to various 1996 and 1997 acquisitions. Depreciation and amortization expense increased to $107.4 million for the nine months ended September 30, 1997, from $68.9 million for the nine months ended September 30, 1996, on a pro forma basis, an increase of $38.5 million, or 56%.

Interest Income

      Interest income decreased to $6.3 million and increased to $24.4 million for the three months and nine months ended September 30, 1997, from $14.7 million and $17.3 million for the three months and nine months ended September 30, 1996, a decrease of $8.4 million and an increase of $7.1 million, respectively. The decrease for the three months ended September 30, 1997 as compared to the similar period in 1996 is attributable to a decrease in the cash and cash equivalents and marketable securities. For the nine months ended September 30, 1997 interest income increased compared to the nine months ended September 30, 1996 because the proceeds of the 1996 Offerings were not received until July 2, 1996.

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Interest Expense

      Interest expense increased to $30.7 million and $88.9 million for the three months and nine months ended September 30, 1997, from $26.8 million and $44.5 million for the three months and nine months ended September 30, 1996, or increases of $3.9 million and $44.4 million, respectively. These increases resulted from interest expense on the Company's Senior Notes, Senior Discount Notes, the subordinated note to TCI issued on June 27, 1996, and interest on the bank debt which TCG assumed in the acquisition of ETC, partially offset by the absence of interest for the three and nine months ended September 30, 1997 on the Revolving Credit Agreement and borrowings under a loan facility with the Cable Stockholders.

Equity in Losses of Unconsolidated Affiliates

      Equity in losses of unconsolidated affiliates increased to $0.4 million and decreased to $3.2 million for the three months and nine months ended September 30, 1997, respectively, from $0.3 million and $12.7 million for the three months and nine months ended September 30, 1996, an increase of $0.1 million and a decrease of $9.5 million, respectively. The decrease for the nine months ended September 30, 1997 resulted from the consolidation of the Local Market Partnerships and ETC. As of September 30, 1997, the 49.9% ownership interest of Biztel was accounted for under the equity method. Upon acquiring the remaining 50.1% interest, TCG no longer accounts for this investment under the equity method, and consolidates the financial results of BizTel as of November 1, 1997.

Net Loss

      The Company's results for the three months and nine months ended September 30, 1997, reflected a net loss of $53.8 million and $150.1 million, compared to a net loss of $33.7 million and $72.1 million for the three months and nine months ended September 30, 1996, or increases of $20.1 million and $78.0 million, respectively. These increases in net loss are attributable to the factors discussed above. Net loss increased to $150.1 million for the nine months ended September 30, 1997 from $83.0 million for the nine months ended September 30, 1996, on a pro forma basis, or an increase of $67.1 million.

LIQUIDITY AND CAPITAL RESOURCES

      TCG had total assets of approximately $2.1 billion as of September 30, 1997 and December 31, 1996. At September 30, 1997 the Company's current assets of approximately $440.8 million exceeded current liabilities of $302.8 million, providing working capital of approximately $138.0 million. Network and equipment, net of depreciation, as of September 30, 1997, aggregated approximately $1.4 billion.

      TCG has invested the net proceeds from the 1996 Offerings in marketable securities such as Treasury bills, floating rate notes and commercial paper. TCG will utilize the remaining net proceeds to expand its networks, for acquisitions and to provide funds for working capital.

      Effective as of March 1, 1997, TCG completed its acquisition of ETC for 2,757,083 shares of its Class A Common Stock. The Company also assumed $53 million in ETC debt and loaned $115 million to ETC, the proceeds of which were used by ETC to redeem the stock held by certain minority stockholders. In addition, as part of the acquisition, TCG assumed ETC's credit facility. This facility, which ETC entered into in October 1995, is a $60 million credit facility (the "ETC Facility") with certain banks. Initial borrowings under the ETC Facility of $37 million were principally used to repay existing long-term debt, leases and certain subordinated convertible demand promissory notes. The ETC Facility provides for interest based upon either the base rate, or London Interbank Offered Rate ("LIBOR"), adjusted as defined in the ETC Facility (7.1875% at September 30, 1997), which is payable quarterly. The balance outstanding is due on September 30, 1998. Borrowings under the ETC Facility are collateralized by substantially all of the assets and outstanding common stock of ETC. In addition, the ETC Facility contains certain restrictive covenants which, among other things, require ETC to maintain certain debt service coverage ratios and limit the payment of dividends and capital expenditures. In addition, ETC is required to pay 3/8% per year on the available portion of the ETC Facility. The total outstanding balance at September 30, 1997, was $52.6 million.

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


      To finance TCG's capital expenditures, acquisitions, investments, working capital and for other general corporate purpose, TCG's wholly-owned subsidiary, TCG New York, Inc. ("TCGNY"), amended its $250 million Revolving Credit Agreement to a $400 million Revolving Credit Agreement on July 28, 1997. The Revolving Credit Agreement is secured by (i) the stock of the following TCGNY wholly-owned subsidiaries: TC New York Holdings I, Inc., TC New York Holdings II, Inc., TC Systems, Inc., TCG Payphones, Inc. and the partnership interests in Teleport Communications (ii) a negative pledge on the assets and a pledge of the stock of each existing and future subsidiary of TCGNY, (iii) a negative pledge on the contracts that relate to TCGNY operations, (iv) upstream guarantees from any existing and future subsidiaries of TCGNY and (v) a lien on all present and future intercompany indebtedness owned to TCGNY from TCG and all its subsidiaries. There is no outstanding balance as of September 30, 1997. As of September 30, 1997, $362.8 million was available to the Company.

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

      The Company is negotiating with a competitive local exchange carrier ("CLEC"), a majority of the equity of which is owned by a Cable Stockholder, to purchase substantially all of its assets used in connection with its fiber optic communications system. If the parties sign a definitive purchase agreement relating to this acquisition and pending the closing of such transaction, the Company would provide certain services in connection with the operations of such communications system. The proposed purchase price is approximately $55 million in cash and the Company would be required to assume certain obligations of the seller.

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

      TCG filed a registration statement for a public offering (the "1997 Offering") of 17,250,000 shares of Class A Common Stock on October 10, 1997, and the 1997 Offering was consummated on November 13, 1997. Of the 17,250,000 shares, 7,304,408 were offered by the Company and 9,945,592 shares were offered by Continental. The Company did not receive any proceeds from the sale of shares by Continental. The net proceeds to the Company from its sale of shares pursuant to the 1997 Offering were $317.6 million after deducting the underwriting discount and estimated expenses of approximately $11.1 million.

      TCG intends to use the net proceeds from the sale of its shares pursuant to the 1997 Offering and the remaining proceeds from the 1996 Offerings to expand and develop existing and new networks and for general corporate and working capital purposes, which may include acquisitions. A significant portion of such proceeds will be contributed or advanced to the Company's subsidiaries which own and operate the networks in the local markets. Expected capital expenditures for the expansion, development and acquisition of networks and other telecommunications assets include (i) the purchase and installation of switches, electronics, fiber and other additional technologies in existing networks and in networks to be constructed in new markets and (ii) the acquisition and expansion of networks and other telecommunications assets currently owned and operated by other companies. Expected expenditures for general corporate and working capital purposes include (i) expenditures with respect to the Company's management information systems and corporate service support infrastructure and (ii) operating and administrative expenses with respect to new networks and debt service.

      Net cash (used for) provided by financing activities for the nine months ended September 30, 1997 and September 30, 1996, was ($12.3) million and $1.1 billion, respectively, comprised primarily of principal payments on capital leases partially offset by proceeds from the exercise of employee stock options for the nine months ended September 30, 1997, and proceeds from the 1996 Offerings, offset by the net repayments. Net cash (used for) provided by operating activities was ($38.8) million and $4.5 million for the nine months ended September 30, 1997 and 1996, respectively. Net cash used for investing activities was $45.1 million and $782.6 million for the nine

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


months ended September 30, 1997 and 1996, respectively. As of September 30, 1997, cash and cash equivalents were $181.4 million and marketable securities were $150.2 million.

      TCG made capital expenditures (excluding acquisitions) of $335.6 million and on a pro forma basis $231.6 million for the nine months ended September 30, 1997 and September 30, 1996, respectively. The Company anticipates that capital expenditures (excluding acquisitions) will be approximately $500 million in the aggregate in 1997, primarily for the expansion, development and construction of its networks, the acquisition and deployment of switches and the expansion of operating support systems.

      The Company believes that the net proceeds from the 1997 Offering, the remaining proceeds from the 1996 Offerings and the amount of credit available under the Revolving Credit Agreement and the ETC Facility will be adequate for its funding requirements through 1998. The Company intends to preserve financial flexibility in order to respond to the rapidly evolving telecommunications marketplace. TCG will continue to take advantage of favorable financing arrangements, including the sale of debt or equity securities in the public markets, private placements, increasing the amount available under the existing credit facilities or adding additional lines of credits. The Company is actively considering, depending on market conditions, accessing the debt markets during the fourth quarter.

      The Company from time to time evaluates acquisitions and investments in light of the Company's long range plans. Such acquisitions and investments, if realized, could use a material portion of the Company's financial resources and may accelerate the need for raising additional capital in the future.

      Earnings before fixed charges were insufficient to cover fixed charges for the nine months ended September 30, 1997 and 1996, by $148.6 million and $72.9 million, respectively. On a pro forma basis, the Company's earnings would have been insufficient to cover fixed charges by $84.9 million for the nine months ended September 30, 1996.

REGULATORY MATTERS

      TCG is subject to extensive federal and state regulation. In most states, the Company is subject to certification and tariff filing requirements with respect to intrastate services. TCG is required to file tariffs for interstate access services with the FCC, although such tariff requirements are generally less restrictive than those imposed on ILECs which offer similar services. An October 1996 FCC ruling required federal tariffs for domestic interstate, interexchange services to be canceled by September 22, 1997. The FCC's order has been temporarily stayed and a number of parties have filed petitions with the FCC seeking reconsideration of the FCC's decision. On June 19, 1997, the FCC adopted an Order that permits CLECs like the Company to voluntarily withdraw their FCC tariffs for most interstate services. The Company has not decided whether to withdraw its FCC tariff. On the same day, the FCC initiated a further inquiry to determine whether to require that competitive local exchange carriers like the Company withdraw their tariffs. While the Company cannot predict what the FCC will do with this further inquiry, were the FCC to require the withdrawal of the Company's tariffs and replacement of those tariffs with contractual arrangements, TCG could incur substantial legal and administrative expenses.

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

      Various ILECs have taken the position that the historical exemption from access charges of certain service providers, which currently include Internet service providers, ("ISPs") should be reversed. Although this position was rejected by the FCC in its May 7, 1997 access charge Order, certain ILECs have also taken the position that

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


they will not pay reciprocal compensation to CLECs with respect to telephone services from the ILEC's customer to an ISP served by a CLEC. TCG believes these positions are contrary to the 1996 Act and those state commissions which have so far considered the issue have declared that ILECs should pay CLECs reciprocal compensation for the Internet traffic. However, no prediction can be made whether the ILECs ultimately will be successful in asserting their positions. However, if state commissions, the FCC or courts were to reach final decisions which found in favor of the ILECs, such decisions could result in a material adverse effect on TCG, both as an ISP itself, and as a provider of TCG local exchange services to other ISPs.

      On August 8, 1996, the FCC released both a First Report and Order and a Second Report and Order and a Memorandum Opinion and Order in its CC Docket No. 96-98 (collectively, the "Interconnection Orders"). The Interconnection Orders established a framework of minimum national standards and procedures to enable State Public Utility Commissions and the FCC to begin implementing many of the local competition provisions of the 1996 Act. On September 27, 1996, the FCC issued an Order on Reconsideration of the First Report and Order in CC Docket No. 96-98, in which it added a non-usage-sensitive charge to the rate for unbundled switching and clarified that, as a practical matter, an Interexchange Carrier could not lease unbundled switching for the provision of exchange access service only. The new rules were scheduled to become effective on September 30, 1996. On October 15, 1996, however, the U.S. Court of Appeals for the Eighth Circuit issued a stay of certain provisions of the rules pending its resolution of numerous petitions for review filed by ILECs and others. Specifically, the Court stayed the FCC's pricing rules and its "pick and choose" rule, which would have allowed CLECs to receive the benefit of the most favorable provisions contained in an ILEC's agreements with other carriers. On July 18, 1997, the Court of Appeals held that the pricing rules and the "pick and choose" rule exceeded the FCC's authority and were inconsistent with the terms of the 1996 Act. The Court also invalidated the FCC's rule requiring that interconnection agreements negotiated prior to enactment of the 1996 Act be submitted to state commissions for approval, and it held that the FCC had no authority to review or enforce agreements approved by state regulators. The FCC has indicated that it may ask the United States Supreme Court to review this decision of the Court of Appeals. The Supreme Court previously rejected applications to vacate the stay that had been imposed by the Court of Appeals, and it is impossible to predict whether the Court will agree to review the decision or what the outcome of such review would be.

      On June 13, 1997 the FCC ordered certain ILECs to refund to certain CLECs, including the Company, various overcharges by the ILECs for colocation arrangements retroactive to December 1994. TCG is unable to estimate the probable amount of this refund, but the amount of any refund will not be material to the Company's financial condition.

      The matters discussed or incorporated by reference in this Form 10-Q contain forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are inherently uncertain. Actual results and events may differ significantly from those discussed in such forward-looking statements. In addition to other information discussed herein, factors that might cause or contribute to such differences include the risks and uncertainties set forth under the caption "Risk Factors" in the Prospectus, dated as of November 6, 1997, relating to the 1997 Offering, included in the Company's Registration Statement on Form S-3 (File No. 333-37597) and the matters set forth in the Company's 1996 Annual Report on Form 10-K, as amended.

EFFECTS OF RECENTLY ISSUED ACCOUNTING STANDARDS

      In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share." This statement is effective for financial statements issued for periods ending after December 15, 1997. Management has evaluated the effect on its financial reporting from the adoption of this statement and does not believe it to be significant.

      In February 1997, the FASB also issued SFAS No. 129 "Disclosure of Information about Capital Structure." This statement is effective for financial statements issued for periods ending after December 15, 1997. Management has evaluated the effect on its financial reporting and as it contains no change in disclosure requirements for entities that were previously subject to the requirements of Accounting Principles Board Opinions 10 and 15 and Statement 47, no further disclosures are needed.

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


      In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income." This statement is effective for financial statements issued for periods ending after December 15, 1997. Management has evaluated the effect on its financial reporting from the adoption of this statement and has found the majority of required disclosures to be not applicable and the remainder to be not significant.

      In June 1997, the FASB issued SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 requires the reporting of profit and loss, specific revenue and expense items, and assets for reportable segments. It also requires the reconciliation of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to the corresponding amounts in the general purpose financial statements. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company has not yet determined what additional disclosures may be required in connection with adopting SFAS No. 131.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      None

                                    PART II
                              - Other Information



ITEM 1:  LEGAL PROCEEDINGS

      In April 1997, a complaint (Case No. 97L001928) was filed against the Company in the Circuit Court of Cook County, Illinois brought by two former customers of the Company and an alleged class purporting to consist of investors in one of the customers, alleging fraud and breach of contract. The Company believes that the allegations are without merit and that it possesses meritorious counterclaims for damages arising from breach of contract. The Company additionally believes that any costs arising from this lawsuit will not have a material adverse effect on its financial condition, results of operations or cash flows.

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

      TCG filed a registration statement for a public offering (the "1997 Offering") of 17,250,000 shares of Class A Common Stock. The registration statement was declared effective by the Securities Exchange Commission on November 5, 1997, and the 1997 Offering was consummated on November 13, 1997. For the 1997 Offering, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Lehman Brothers Inc., Donaldson, Lufkin & Jenrette Securities Corporation, Bear Stearns & Co. Inc. and Deutche Morgan Grenfell Inc. were representatives of the underwriters in the United States and Canada, and Merrill Lynch International, Lehman Brothers International (Europe), Cazenove & Co., Morgan Grenfell & Co. Limited and UBS Limited were the managers outside the United States and Canada. Of the 17,250,000 shares offered, 7,304,408 were offered by TCG and 9,945,592 shares were offered by Continental. TCG did not receive any proceeds from the sale of shares by Continental. The Company received net proceeds of approximately $317.6 million from its sale of shares in the 1997 Offering, after deducting the underwriting discount and estimated expenses of approximately $11.1 million. (TCG has not yet applied any of the proceeds from the 1997 Offering.) For more details regarding TCG's intended uses for the proceeds of the 1997 Offering in general, see Note 4 to the Company's unaudited consolidated financial statements for the nine months ended September 30, 1997.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

      There were no reportable events during the quarter ended September 30, 1997.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5:  OTHER INFORMATION

      There were no reportable events during the quarter ended September 30, 1997.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

      A. Exhibits:


Exhibit No.
-----------

 *2.1  Reorganization Agreement, dated as of April 18, 1996
 *3.6 Amended and Restated Certificate of Incorporation of TCG, as revised *3.7 Amended and Restated By-laws of TCG, as revised
 *4.2 Form of Amended and Restated Stockholders' Agreement (incorporated by reference to Exhibit E of Exhibit 2.1 hereof)
 *4.3 Form of Indenture between TCG and United States Trust Company of New York, as Trustee, relating to the 11 1/8% Senior Discount Notes due 2007 of TCG
 *4.4 Form of Indenture between TCG and United States Trust Company of New York, as Trustee, relating to

        9 7/8% Senior Notes due 2006 of TCG
 *4.5   From of Stock Certificate for Teleport Communications Group, Inc.
 *10.1  New York Franchise Agreement, dated May 2, 1994, as amended
 *10.2  Participation Agreement, dated May 15, 1984
 *10.3  Agreement of Lease, dated May 15, 1984, as amended
 *10.4  Keepwell Agreement, dated June 7, 1984, as amended
 *10.5 Agreement of Lease with Teleport Associates, dated November 10, 1987 *10.6 Agreement of Sublease between Merrill Lynch/WFC/L, Inc. and TC Systems,
        Inc. dated January 30, 1990
 *10.7  Loan Agreement, dated May 5, 1993
 *10.8  Amendment No. 1 to Loan Agreement, dated March 1, 1994
 *10.9  Amendment No. 2 to Loan Agreement, dated October 23, 1994
 *10.10 Amendment No. 3 to Loan Agreement, dated February 15, 1995
****10.11  Amended and Restated Loan Agreement
 *10.12 Amendment No. 1 to Loan Agreement, dated May 31, 1996
 *10.13 Teleport Communications Group Inc. 1992 Unit Appreciation Plan
 *10.14 Teleport Communications Group Inc. 1993 Unit Appreciation Plan
 *10.15 Teleport Communications Group Inc. 1993 Stock Option Plan, as amended *10.16 Form of Teleport Communications Group Inc. Employee Stock Purchase Plan *10.17 Deferred Compensation Plan of Teleport Communications Group Inc.
 *10.18 Make-up Plan of Teleport Communications Group Inc. for the Retirement
        Savings Plan
 *10.19 Teleport Communications Group Inc. 1996 Equity Incentive Plan
 *10.20 Robert Annunziata Employment Agreement, dated December 18, 1992, as amended
 *10.21 John A. Scarpati Employment Agreement, dated July 12, 1994, as amended *10.22 Robert C. Atkinson Employment Agreement, dated July 12, 1994, as amended
 *10.23 Stuart A. Mencher Employment Agreement, dated July 12, 1994, as amended *10.24 Alf T. Hansen Employment Agreement, dated July 12, 1994, as amended *10.25 Partnership Agreement of TCG Detroit, dated as of November 1, 1993 *10.26 Amended and Restated Partnership Agreement of TCG Los Angeles, dated as of March 1, 1994
 *10.27 Partnership Agreement of TCG Pittsburgh, dated as of March 1, 1994 *10.28 Partnership Agreement of TCG San Diego, dated as of June 1, 1994
 *10.29 Partnership Agreement of TCG San Francisco, dated as of January 1,
        1994, as amended
 *10.30 Partnership Agreement of TCG Seattle, dated as of January 1, 1994, as amended
 *10.31 Agreement among Teleport Communications Group Inc. and Comcast
        Corporation, dated April 18, 1996
 *10.32 First Amendment to the Teleport Communications Group Inc. 1993 Stock
        Option Plan
 *10.33 Second Amendment to the Teleport Communications Group Inc. 1993 Stock
        Option Plan
 *10.34 Letter of Intent between Viacom Telecom, Inc. and Teleport
        Communications Group Inc., dated as of May 30, 1996.
 *10.35 Letter of Intent between Viacom Telecom, Inc. and Teleport
        Communications Group Inc., dated as of May 30, 1996
 *10.36 First Amendment to the Teleport Communications Group Inc. 1996 Equity
        Incentive Plan
 *10.37 Stockholders' Agreement of Comcast CAP of Philadelphia, Inc. dated as of
        June 30, 1993
**10.38 Teleport Communications Group Inc. 1997 Employee Stock Purchase Plan ***10.39 Teleport Communications Group Inc. Restricted Stock and Bonus Plan
  11.00 Computation of Loss Per Common Share
  27.00 Financial Data Schedule

*Incorporated by reference to the corresponding exhibit of TCG's Registration Statements on Form S-1 (File Nos. 333-3850 and 333-3984).
**Incorporated by reference to the corresponding exhibit of TCG's Registration Statement on Form S-8 (File No. 333-30571).
***Incorporated by reference to the corresponding exhibit of TCG's Registration Statement on Form S-8 (File No. 333-30569).
****Incorporated by reference to the corresponding exhibit of TCG's Registration Statement on Form S-3 (File No. 333-37597).

     B.  Reports on Form 8-K:

     The following reports on Form 8-K was filed during the quarter ended September 30, 1997.

     An Item 5 report on Form 8-K, dated October 22, 1997, was filed to announce that the Company had filed a registration statement for a proposed public offering of Class A Common Stock.

     An Item 5 report on Form 8-K, dated October 29, 1997, was filed to report the Company's financial results for the fiscal quarter ended September 30, 1997.

     An Item 2 report on Form 8-K, dated October 30, 1997, was filed reporting the Company's acquisition of BizTel Communications.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.


                                   TELEPORT COMMUNICATIONS GROUP INC.

Dated:  November 14, 1997
                                   By:    /s/ John A. Scarpati
                                          ---------------------------

                                 Name:  John A. Scarpati
                                 Title: Senior Vice President
                                        and Chief Financial Officer



Dated:  November 14, 1997          By:  /s/ Maria Terranova-Evans
                                        ------------------------------

                                 Name:  Maria Terranova-Evans
                                 Title: Vice President and Controller
                                        (Principal Accounting Officer)