Form 10-K
period 1997-12-31
TELEPORT COMMUNICATIONS GROUP INC
filed 1998-03-09
CIK 1012099

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                   For the fiscal year ended December 31, 1997
                                      or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

                 For the transition period from       to

                        COMMISSION FILE NUMBER 0-20913

                      TELEPORT COMMUNICATIONS GROUP INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                 13-3173139
   (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

437 RIDGE ROAD, EXECUTIVE BUILDING 3,                     08810
              DAYTON, NJ                               (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE
              OFFICES)

                                 732-392-2000
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

                             CLASS A COMMON STOCK
                               (TITLE OF CLASS)

  Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [X]   No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  Based on the closing sales price on March 5, 1998 the aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant was approximately $2,638,426,380.

  At March 5, 1998, 61,502,790 shares of the Registrant's Class A Common Stock and 113,489,040 shares of Registrant's Class B Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 1998 Annual Meeting are incorporated by reference into Part III of this Report on Form 10-K.

  Certain portions of the Registrant's Registration Statement on Form S-3 (File No. 333-37597) are incorporated by reference in this Report on Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

  ITEM                                                                    PAGE
  ----                                                                    ----
  PART I
 1. Business.............................................................   3
 2. Properties...........................................................  20
 3. Legal Proceedings....................................................  21
 4. Submission of Matters to a Vote of Security Holders..................  22
  PART II
 5. Market for Registrant's Common Stock and Related Stockholder Mat-
    ters.................................................................  22
 6. Selected Financial Data..............................................  23
 7. Management's Discussion and Analysis of Financial Condition and Re-
    sults of Operations..................................................  24
 7A. Quantitative and Qualitative Disclosure About Market Risk...........  36
 8. Financial Statements and Supplementary Data..........................  36
 9. Changes in and Disagreements with Accountants on Accounting and Fi-
    nancial Disclosure...................................................  36
  PART III
10. Directors and Executive Officers of the Registrant...................  36
11. Executive Compensation...............................................  36
12. Security Ownership of Certain Beneficial Owners and Management.......  36
13. Certain Relationships and Related Transactions.......................  36
  PART IV
14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....  37

                                    PART I

ITEM 1. BUSINESS

                                 INTRODUCTION

  Teleport Communications Group Inc. (the "Company" or "TCG" or the "Registrant") is the first and largest competitive local exchange carrier ("CLEC") in the United States and offers comprehensive telecommunications services in major metropolitan markets nationwide. TCG competes with incumbent local exchange carriers ("ILECs") by providing high quality, integrated telecommunications services, primarily over fiber optic digital networks, to meet the voice, data and video transmission needs of its customers. TCG's customers are principally telecommunications-intensive businesses, healthcare and educational institutions, governmental agencies, long distance carriers and resellers, Internet service providers, disaster recovery service providers, wireless communications companies and financial services companies. TCG offers these customers technologically advanced telecommunications services, as well as superior customer service, flexible pricing and vendor and route diversity. TCG was incorporated in 1983 under the laws of the State of Delaware.

  For over 13 years, TCG has developed, operated and expanded its local telecommunications networks. During the fourth quarter, TCG added eight new markets, which brings total Metropolitan Statistical Areas ("MSAs") served by TCG to 65. These 65 MSAs were located in metropolitan New York/New Jersey, Los Angeles, Chicago, San Francisco, Philadelphia, Boston, Detroit, Baltimore, Washington, D.C., Dallas, Houston, Miami/Ft. Lauderdale, Seattle, San Diego, St. Louis, Pittsburgh, Phoenix, Denver, Milwaukee, Indianapolis, Hartford, Omaha, Providence, Cleveland, Portland (Oregon), Salt Lake City, Nashville, Chattanooga, Knoxville, Birmingham, Cincinnati, Columbus (Ohio), Charlotte, Tampa Bay, Sacramento, Minneapolis-St. Paul, Atlanta and Orlando, including 19 of the 20 largest metropolitan areas. As of December 31, 1997, TCG's fiber optic networks spanned over 9,470 route miles, contained over 491,090 fiber miles and served approximately 13,510 buildings.

  TCG has grown rapidly over the last several years, expanding its existing networks, developing new networks and increasing its service offerings. For 1997, the Company's revenues were $494.3 million, an increase of $210.9 million or 74% over its revenues on a pro forma basis for 1996. Substantially all of this growth was derived from the provision of local telecommunications services.

  Total revenues from the local telecommunications market in the United States were estimated to have been approximately $104 billion in 1997. In the past, competitive access providers, including TCG, were limited to serving only the dedicated services portion of this market, which was estimated to have been approximately $6 billion in 1997, whereas the local switched services portion of this market for business customers was estimated to have been approximately $62 billion. TCG has been expanding into the switched services market over the last nine years by constructing switched networks and obtaining the necessary regulatory authorizations and interconnection arrangements to become a CLEC.

  TCG believes that it is well positioned with the passage and initial implementation of the Telecommunications Act of 1996 (the "1996 Act") to address a significantly larger portion of the telecommunications market and to improve its operating margins in the switched and dedicated services markets by expanding its networks, installing additional high capacity digital switches (as well as increasing the switching capacity of existing switches) and offering new products and services. Also, in 1996, TCG introduced a new service offering consisting of basic Internet access for business customers, and in February 1997, TCG acquired CERFnet Services, Inc. ("CERFnet"), a leading regional Internet service provider ("ISP") for business customers. See "Business--Other Recent Developments." As of December 31, 1997, TCG offered a variety of Internet services in 22 metropolitan areas.

  In September 1997, TCG introduced a general long distance service offering packaged with its existing local services in 22 metropolitan areas. The service is being provided primarily through the resale of other carriers' services, although TCG provides long distance services over its own facilities wherever possible.

  TCG has historically benefited from its relationships with the parents of its Class B stockholders, TCI Communications, Inc. (together with its consolidated subsidiaries, "TCI"), Cox Communications, Inc. (together with its consolidated subsidiaries, "Cox"), Comcast Corporation (together with its consolidated subsidiaries, "Comcast") and, for periods prior to November 13, 1997, MediaOne of Delaware, Inc., formerly Continental Cablevision, Inc. (together with its consolidated subsidiaries, "Continental") (collectively, the "Cable Stockholders"), which are among the largest cable television companies in the United States. Through such relationships, the Company has been able to utilize rights-of-way, obtain fiber optic facilities and share the cost of building new fiber optic networks, thereby allowing TCG to achieve significant economies of scale and scope through capital efficiencies in extending its networks in a rapid, efficient and cost-effective manner.

  The Company believes that it has several advantages that enable it to compete successfully in the new competitive telecommunications marketplace, including (i) extensive, technologically advanced networks located or under development in major metropolitan markets nationwide, (ii) state-of-the-art information systems, (iii) an experienced management team with significant operational, technical, financial and regulatory expertise in the telecommunications industry, (iv) positive relationships with its broad array of commercial customers, (v) TCG's reputation for high quality service, and
(vi) established relationships with cable television operators.

                               BUSINESS STRATEGY

  As a premier competitive local telecommunications carrier, the key elements of the Company's business strategy are to:

  . Provide a wide range of local telecommunications services. The Company provides a broad array of telecommunications services to meet the voice, data and video transmission needs of its customers, including basic local exchange telephone services, enhanced switched services, dedicated services, high speed switched data services, Internet services, disaster avoidance services and video channel transmission services. Switched services revenue increased 90% for the year ended December 31, 1997 from the switched services revenue for the year ended December 31, 1996 on a pro forma basis. In 1997, approximately 44% of TCG's revenues were generated from switched services. TCG expects a growing portion of its revenue to be derived from basic local exchange telephone services, enhanced switched services, Internet services and high speed switched data services as it continues to deploy digital switches in its markets.

  . Focus on business customers and telecommunications carriers. The
    Company's networks serve large metropolitan markets, which have significant concentrations of telecommunications-intensive businesses. The Company's customers in these markets include financial services companies, media and insurance companies, long distance carriers and resellers, healthcare and educational institutions, governmental agencies, Internet service providers, disaster recovery service providers, wireless communications companies, residential multiple dwelling units and an increasing number of small and medium-sized business customers. The national scope of TCG's local networks allows it to offer high volume business customers and long distance carriers uniformity of services, pricing, quality standards and customer service. In addition, TCG has arrangements with other telecommunications providers, including shared tenant services providers, cable television companies and long distance carriers, to resell TCG's services. In 1997, approximately 66% of TCG's revenues were generated from business customers (including resellers) and approximately 34% were generated from long distance carrier customers.

  . Offer local and long distance services. TCG believes there is a growing demand, especially from small to medium-sized businesses, for telecommunications carriers to offer comprehensive packages of services so that a customer may obtain most or all of its telecommunications needs from a single provider. In September 1997 TCG broadened its existing long distance products into a general offering of long distance services in 22 metropolitan areas. These services have enhanced features and are available packaged with TCG's already comprehensive offerings of local services. TCG leverages its existing network investment by routing and switching as great a portion of long distance services as possible over its existing local and regional facilities, with the balance of such services being provided by the resale of the services of other carriers. For example, TCG has substantially completed a reconfiguration of the many adjacent local networks it operates between Boston and Washington, D.C. into a regional network covering a geographic area extending from southern New Hampshire to northern Virginia.

  . Expand geographic reach and density of existing networks and enter new markets. In response to customer demand, the Company continues to increase the geographic reach and density of its existing networks by deploying additional fiber optic rings and connecting additional customers to its networks. The Company anticipates that making significant capital expenditures over the next several years to expand its existing networks and to develop new networks will lead to significant increases in revenue opportunities. The Company may also make selected acquisitions. As a facilities-based carrier, the Company utilizes a variety of means to expand geographically, including rights-of-way, easements, poles, ducts and conduits that are available from cable television operators, ILECs, railways, subways, electric, gas and water utilities and municipal, state and federal street and highway authorities. In the course of expanding its networks, TCG also has the ability to reach TCG customers by reselling all or a portion of the telecommunications services offered by ILECs. However, TCG believes that the extensive geographic reach and density of its networks make it less reliant than other CLECs on the networks of the ILECs. In addition, where appropriate, the Company has the ability to link its customers to its networks through a variety of technologies including the use of microwave services, including 38 gigahertz ("GHz") milliwave services. TCG plans to expand into additional metropolitan markets, which TCG believes will further broaden its customer base and enhance its ability to attract national business accounts for its services.

  . Offer high quality networks and superior customer service. TCG believes that it offers cost and service quality advantages over ILECs as a result of its integrated operations, customer support, network monitoring and management systems and state-of-the-art technology deployed in TCG's digital networks. TCG consults closely with its customers to develop competitively priced telecommunications services that are tailored to their particular needs. TCG's centrally managed customer care and support operations are also designed to facilitate the processing of orders for changes and upgrades in services. TCG believes that it provides greater attention and responsiveness to its customers than do the ILECs.

  . Benefit from working relationships with cable television operators. As of December 31, 1997, the cable television facilities of TCI, Cox and Comcast collectively passed approximately 38% of the country's 94.5 million homes passed by cable television facilities. Through its relationships with cable television operators, including the Cable Stockholders, TCG has historically been able to utilize existing rights-of-way, obtain fiber optic facilities and share the cost of building new fiber optic networks, thereby allowing TCG to achieve significant economies of scale and scope through capital efficiencies in extending its existing networks in a rapid, efficient and cost-effective manner. TCG is currently working with certain Cable Stockholders for the provisioning of residential or multiple dwelling unit telephony services with TCG providing switching, call processing, calling features and ancillary services. Beginning as technical trials, these efforts have expanded into limited commercial offerings in certain locations in Connecticut, Michigan, California, Illinois, Maryland, Texas and Florida.

  . Spearhead regulatory reform. As the first and largest CLEC, TCG has been at the forefront of industry efforts for over a decade to introduce competition to the local telecommunications market. TCG has aggressively pursued the goal of making competitive local exchange services economically, technically and operationally feasible by working for legislative and regulatory reform and through negotiations with ILECs. TCG has continued its regulatory reform activities in an effort to ensure that the 1996 Act is implemented and interpreted in a manner that promotes fair competition for telecommunications services.

  . Capitalize on management team experience. TCG's management team is comprised of executives who are recognized as leaders in the development of the competitive local telecommunications industry. This management team has extensive operational, technical, financial and regulatory expertise as well as a proven track record in a rapidly changing marketplace.

  The AT&T Agreement (as defined below) contains certain restrictions on the conduct of TCG's business prior to the consummation of the AT&T Merger which are likely to affect TCG's pursuit of its strategies.

                            THE TCG REORGANIZATION

  In June 1996, TCG and the Cable Stockholders completed the consolidation of the ownership of TCG Partners (a New York general partnership which was initially owned by the Cable Stockholders in the same percentages as TCG) and of 14 local market partnerships (the "Local Market Partnerships") as wholly-owned subsidiaries of TCG (the "TCG Reorganization").

                                THE AT&T MERGER

  On January 8, 1998, TCG entered into an Agreement and Plan of Merger (the "AT&T Agreement") with AT&T Corp., a New York corporation ("AT&T"), and TA Merger Corp., a Delaware corporation and a wholly-owned subsidiary of AT&T ("AT&T Merger Sub"), pursuant to which, subject to satisfaction of the closing conditions specified therein, AT&T Merger Sub would merge with and into TCG, with TCG surviving as a wholly-owned subsidiary of AT&T (the "AT&T Merger"). TCG and AT&T expect that the AT&T Merger will be consummated subsequent to the consummation of the ACC Merger (as defined below). Statements made herein regarding the AT&T Agreement are not complete, and reference is made to the copy of the AT&T Agreement filed with the Commission as an exhibit to TCG's Report on Form 8-K, on January 26, 1998. The following disclosure is qualified in its entirety by such reference.

  In the AT&T Merger, each share of TCG Class A Common Stock (including shares issued to former ACC stockholders in the ACC Merger, assuming that the ACC Merger occurs prior to the AT&T Merger) and each share of the Class B Common Stock of TCG, par value $0.01 per share (the "TCG Class B Common Stock," and, together with the TCG Class A Common Stock, the "TCG Common Stock") will be converted into 0.943 of a share of AT&T common stock. TCG and AT&T expect that the exchange will be tax-free to TCG stockholders, except to the extent cash is received in lieu of fractional shares. The AT&T Agreement contains customary representations and warranties of the parties, which will not survive effectiveness of the AT&T Merger. In addition, the AT&T Agreement contains certain restrictions on the conduct of TCG's business prior to the consummation of the AT&T Merger. Pursuant to the AT&T Agreement, TCG has agreed, for the period prior to the AT&T Merger, to operate its business in the ordinary course, to refrain from taking various corporate actions without the consent of AT&T, and not to solicit or enter into negotiations or agreements relating to a competing business combination.

  Pursuant to a Voting Agreement among the Cable Stockholders and AT&T, each Cable Stockholder executed and delivered to TCG a written consent in favor of and approving the AT&T Agreement and the AT&T Merger. As a result, so long as the AT&T Agreement is not amended and no provision of it is waived, no further vote or meeting of TCG stockholders is necessary to approve or consummate the AT&T Merger. AT&T will register the shares of AT&T common stock to be issued in the AT&T Merger in exchange for shares of TCG Common Stock. AT&T will file a Registration Statement on Form S-4 to register such shares of AT&T Common Stock, and such registration statement will contain an information statement that TCG will distribute to its stockholders.

  Pursuant to the Voting Agreement, each of the Cable Stockholders, on behalf of itself and certain of its affiliates, also agreed that (i) certain right-of-way, colocation and similar agreements with TCG and its affiliates would be amended as of January 8, 1998 to provide that each such agreement would remain in effect for the longer of five years from such date and the current term of such agreement; and (ii) certain existing facilities agreements, facilities lease agreements or other arrangements (including arrangements relating to future agreements) relating to the lease or other grant of right to use fiber optic facilities between such Cable Stockholder or any of its affiliates and TCG or any of its subsidiaries would be automatically amended as of January 8, 1998 to conform with a form of Master Facilities Agreement agreed to by AT&T, the Cable Stockholders and TCG at the time of the execution of the AT&T Agreement.

  Consummation of the AT&T Merger is subject to certain closing conditions, including TCG and AT&T obtaining certain required regulatory approvals and other related consents. Accordingly, there can be no assurance that the AT&T Merger will be successfully consummated or, if successfully completed, when it might be completed.

                                THE ACC MERGER

  On November 26, 1997, TCG entered into an Agreement and Plan of Merger (the "ACC Agreement") by and among TCG, TCG Merger Co., Inc., a Delaware corporation and a wholly-owned subsidiary of TCG ("MergerCo"), and ACC Corp., a Delaware corporation ("ACC"), providing for the merger of MergerCo with and into ACC (the "ACC Merger"), with ACC becoming a wholly-owned subsidiary of TCG. ACC is a switch-based provider of telecommunications services to businesses, residential customers, and educational institutions in the United States, United Kingdom and Canada. ACC has recently commenced operations in Germany. The ACC Agreement provides that ACC's stockholders will receive approximately that number of shares of TCG Class A Common Stock for each ACC share, equal to $50 divided by the average per share closing price of TCG Class A Common Stock for a ten-day trading period prior to closing of the transaction. In the event, however, that the average per share closing price of TCG Class A Common Stock during such ten-day trading period prior to closing is below $45, the exchange ratio is fixed at 1.11111 shares of TCG Class A Common Stock for each ACC share, and, if the average per share closing price of TCG Class A Common Stock during such ten-day trading period prior to closing is above $55, the exchange ratio is fixed at 0.90909 of a share of TCG Class A Common Stock for each ACC share. The total aggregate amount of consideration to be received by the ACC stockholders is expected to be approximately $1 billion. Statements made herein regarding the ACC Agreement are not complete, and reference is made to the copy of the ACC Agreement filed with the Commission as an exhibit to TCG's Registration Statement on Form S-4 (File No. 333-45833) (the "ACC S-4").

  TCG and ACC expect the transaction to be completed by the end of the second quarter of 1998, subject to, among other things, approval by a majority of the holders of ACC's outstanding shares. Under the ACC Agreement, ACC has agreed not to solicit or take other actions with respect to any competing proposal, subject to compliance with fiduciary duties. ACC agreed to pay TCG $32.5 million, plus up to $7.5 million for expenses, if the ACC Agreement is terminated under certain circumstances.

  Upon execution of the ACC Agreement, ACC amended its shareholder rights plan to exempt TCG from the 7.5% threshold by which the rights become exercisable. This amendment will remain in effect until December 31, 1998. In the event that the ACC Merger is completed, the underlying rights granted under the ACC shareholder rights plan will be redeemed by ACC.

  Consummation of the ACC Merger is subject to certain closing conditions, including TCG and ACC obtaining required regulatory approvals and other related consents. Accordingly, there can be no assurance that the ACC Merger will be successfully consummated or, if successfully completed, when it might be completed.

                           OTHER RECENT DEVELOPMENTS

  Kansas City Fiber Network, L.P. In December 1997, TCG agreed to purchase substantially all of the assets used in connection with a fiber optic communications system of Kansas City Fiber Network, L.P., a CLEC, a majority of the equity of which is owned by TCI. Pending the closing of such transaction, TCG is providing certain services in connection with the operations of such communications system, which is located in the Kansas

City, Missouri/Overland Park, Kansas metropolitan area. The purchase price is approximately $55 million in cash and TCG will be required to assume certain obligations of the seller. Consummation of the purchase of the assets of Kansas City Fiber Network, L.P. is subject to the receipt of required regulatory approvals and other related consents. Accordingly, there can be no assurance that the purchase of the assets of Kansas City Fiber Network, L.P. will be successfully consummated or, if successfully completed, when it might be completed.

  TCI Subordinated Note. In December 1997, TCG repaid at a discounted value of approximately $25.1 million the TCI subordinated note (the "TCI Subordinated Note"), in the original principal amount of $26 million, that it had issued to TCI in the TCG Reorganization.

  1997 Equity Offering. On November 13, 1997, TCG consummated a public offering of 17,250,000 shares of TCG Class A Common Stock (the "1997 Equity Offering"). Of the 17,250,000 shares, 7,304,408 shares were offered by TCG (realizing net proceeds of approximately $317.4 million to the Company) and 9,945,592 shares were offered by Continental Holding Company, a Massachusetts business trust, the shares of which are owned by Continental, which is wholly owned by U S WEST, Inc. Continental acquired its interest in TCG in May 1993. As a result of the consummation of the 1997 Equity Offering, Continental does not hold any shares of TCG Common Stock.

  BizTel Communications, Inc. On October 29, 1997, TCG acquired the remaining 50.1% equity interest in BizTel Communications, Inc. ("BizTel") not owned by TCG in exchange for the issuance of 1,667,631 shares of TCG Class A Common Stock (with cash paid in lieu of any fractional shares). TCG had previously acquired a 49.9% interest in BizTel in February 1996. BizTel holds FCC licenses to provide telecommunications services utilizing 38 GHz digital milliwave transmission in over 200 geographic areas, which include more than 95 of the 100 largest metropolitan markets and all markets where TCG operates. BizTel's 38 GHz milliwave services can be used by TCG to economically connect customers to TCG's fiber optic networks, to provide network redundancy, diverse routing or quick temporary installations and to provide stand-alone facilities where TCG does not have fiber optic networks.

  Eastern TeleLogic Corporation. Effective as of March 1, 1997, TCG completed its acquisition of Eastern TeleLogic Corporation ("ETC") for 2,757,083 shares of TCG Class A Common Stock. TCG also assumed $52.6 million in ETC debt and loaned $115 million to ETC, the proceeds of which were used by ETC to redeem the stock held by certain minority shareholders. The acquisition of ETC provides TCG with access to the Philadelphia market, the nation's fifth largest market, and allows TCG to establish a contiguous network between Boston and Washington, D.C. ETC operates a Class 5 digital telephone switch on its 525-mile fiber optic network which connects to more than 360 buildings. After the acquisition, the name of ETC was changed to TCG Delaware Valley, Inc.

  CERFnet Services, Inc. On February 4, 1997, TCG acquired from General Atomic Technologies Corporation and General Atomics all the outstanding capital stock of CERFnet Services, Inc. ("CERFnet"), a leading regional provider of Internet-related services to businesses, including dial-up and dedicated Internet access, World Wide Web hosting, and colocation services and Internet training. TCG issued to General Atomics, CERFnet's former controlling stockholder, 2,100,000 shares of TCG Class A Common Stock and granted to General Atomics and certain of its stockholders certain registration rights with respect to such shares. After the acquisition, the name of CERFnet was changed to TCG CERFnet, Inc.

                      REGULATORY AND GOVERNMENTAL MATTERS

  Introduction. TCG is subject to federal and state regulation. In most states, TCG is subject to certification and tariff filing requirements with respect to intrastate services. TCG is permitted to file tariffs for interstate access services with the Federal Communications Commission ("FCC"), although such tariff requirements are generally less onerous than those imposed on ILECs which offer similar services. On June 19, 1997, the FCC adopted an Order that permits CLECs like TCG to voluntarily withdraw their FCC tariffs for most interstate services. TCG has not decided whether to withdraw its FCC tariffs. On the same day, the FCC initiated a further inquiry to determine whether to require that competitive local exchange carriers like TCG withdraw their tariffs. While TCG cannot predict what decision the FCC will reach in this further inquiry, were the FCC to require the withdrawal of TCG's tariffs and replacement of those tariffs with contractual arrangements, TCG could incur substantial legal and administrative expense.

  Under the 1996 Act, all local exchange carriers, including TCG, must interconnect with other carriers, make their services available for resale by other carriers, provide non-discriminatory access to rights of way, offer reciprocal compensation for termination of traffic and provide dialing parity and telephone number portability. TCG, ILECs, other CLECs and long distance carriers, will also be required to contribute some portion of their gross revenues (subject to adjustments) to the support of universal service programs under the FCC's rules implementing the universal service provisions of the 1996 Act, which were adopted on May 7, 1997. This order is the subject of appeals pending before the U.S. Court of Appeals for the Fifth Circuit. For the first quarter of 1998, the federal universal service surcharge will be
0.72 percent of all revenues and 3.19 percent of interstate and international revenues for all carriers with interstate revenues. State universal service proceedings are at various stages of implementation, but it is likely that both federal and state contribution requirements will increase substantially in 1999. TCG may also be eligible to receive funds from universal service programs if TCG provides services to schools and libraries. Several parties have sought judicial review of the FCC's universal service rules. In addition, the 1996 Act allows states to adopt universal service rules, so long as they are not inconsistent with the federal program.

  Interconnection/Access Arrangements. Under the 1996 Act, ILECs are required to negotiate with TCG to provide for interconnection to the ILEC network. In the event that an interconnection agreement cannot be negotiated the 1996 Act provides for mandatory arbitration before state public utility commissions ("State PUCs"). TCG was able to reach negotiated agreements with NYNEX (now owned by Bell Atlantic) for New York, with Pacific Telesis (now owned by SBC Communications) for California and with BellSouth for its entire region. TCG was required to seek arbitration with ILECs to obtain interconnection agreements in other states where TCG operates. TCG has concluded its initial set of arbitrations and its interconnection agreements are either final or nearing final regulatory approval. However, some ILECs are seeking judicial review of the arbitrated decisions and certain of TCG's final interconnection agreements are subject to appeal to federal and state courts as permitted by the 1996 Act. In particular, TCG's state-arbitrated agreements with U S WEST in Arizona, Colorado, Oregon and Washington State have been appealed by U S WEST. On January 7, 1998, the U.S. District Court in Washington granted TCG's motion and dismissed the U S WEST appeal. The appeals in Arizona, Oregon and Colorado are continuing. TCG's appeal of its Wisconsin arbitration decision was dismissed on October 15, 1997. An additional arbitration appeal brought by SBC Communications is continuing in Texas. In none of these appeals have any preliminary injunctions been sought or granted, and accordingly the interconnection agreements remain valid and in effect in each jurisdiction.

  On August 8, 1996, the FCC released both a First Report and Order and a Second Report and Order and a Memorandum Opinion and Order (collectively, the "Interconnection Orders"). The Interconnection Orders established a framework of minimum national standards and procedures to enable State PUCs and the FCC to begin implementing many of the local competition provisions of the 1996 Act. On September 27, 1996, the FCC issued an Order on Reconsideration of the First Report and Order, in which it added a non-usage-sensitive charge to the rate for unbundled switching and clarified that, as a practical matter, an interexchange carrier ("IXC") could not lease unbundled switching for the provision of exchange access service only until July 1, 1997. The new rules were scheduled to become effective on September 30, 1996. On October 15, 1996, however, the U.S. Court of Appeals for the Eighth Circuit issued a stay of certain provisions of the rules pending its resolution of numerous petitions for review filed by ILECs and others. Specifically, the Court stayed the FCC's pricing rules and its "pick and choose" rule, which would have allowed CLECs to receive the benefit of the most favorable provisions contained in an ILEC's agreements with other carriers. On July 18, 1997, the Court of Appeals held that the pricing rules and the "pick and choose" rule exceeded the FCC's authority and were inconsistent with the terms of the 1996 Act. The Court of Appeals also invalidated the FCC's rule requiring that interconnection agreements negotiated prior to enactment of the 1996 Act be submitted to state commissions for approval, and it held that the FCC had no authority to review or enforce agreements approved by state regulators. On rehearing, the Court of Appeals further held that the FCC has no authority to prohibit ILECs from disconnecting unbundled network elements from each other when competitors ask ILECs to refrain from doing so. The Supreme Court has rejected applications to vacate a stay of the FCC's rules pending appeal, but it has agreed to hear arguments on the merits of the case in the fall of 1998.

  As indicated above, an FCC rule temporarily precluded IXCs from leasing unbundled switching (and other unbundled network elements) from ILECs for the provision of exchange access only. The effect of this rule lapsed on June 30, 1997. Since that date, IXCs have been free in principle to lease switching and other network elements from ILECs (through IXC-affiliated CLECs) and to use those facilities for exchange access, with or without any local facilities being provided by the IXCs themselves. On August 18, 1997, the FCC issued an order clarifying that CLECs would be permitted to lease access to ILEC switches and interoffice circuits on a per-minute basis. Subsequent court decisions, however, have made it difficult for IXCs to avoid payment of access charges merely by combining unbundled network elements through affiliated CLECs. The July 18, 1997, Court of Appeals Order vacated an FCC rule directing ILECs to recombine unbundled network elements when asked to do so by requesting CLECs. On October 14, 1997, the Eighth Circuit further ruled that CLECs may not direct ILECs to refrain from disconnecting unbundled network elements from each other. As a consequence, CLECs must either combine the elements themselves or purchase entire retail services at the applicable wholesale discounts if they wish to offer local services to their customers. These decisions make it more difficult for IXCs to use affiliated, non-facilities-based CLECs as vehicles for obtaining discounted network elements, and improve the competitive position of facilities-based CLECs like TCG.

  ILEC Provision of InterLATA Services. The 1996 Act requires the Bell Operating Companies (Ameritech, Bell Atlantic, BellSouth, SBC Communications and U S WEST) to satisfy certain conditions and obtain FCC approval before they are permitted to provide long distance services in their local telephone service areas. On June 27, 1997, in its first decision on an application by an ILEC for permission to provide long distance services, the FCC found that the ILEC (SBC Communications) had not satisfied the statutory requirements, and it denied SBC's application to offer long distance in Oklahoma. SBC has appealed the denial of its application. The FCC rejected a similar petition by Ameritech for Michigan on August 19, 1997, on the grounds that the technical quality of services that it provides to competitors is inadequate and its systems for receiving and responding to requests for service from competitors requires substantial improvement. Ameritech has appealed the rejection of its petition. On September 30, 1997, BellSouth filed an application with the FCC for permission to provide long distance service in South Carolina. The FCC on December 24, 1997, denied the application, and BellSouth has appealed the FCC's ruling. On November 6, 1997, BellSouth filed an application with the FCC for authority to offer long distance services in Louisiana. On February 4, 1998, the FCC denied BellSouth's application.

  On December 31, 1997, a federal judge in Texas held that statutory restrictions on the Bell Operating Companies' ("BOCs") provision of long distance and manufacturing services are an unconstitutional bill of attainder because the restrictions target the BOCs without imposing similar restrictions on other similarly situated companies. The decision has been appealed to a federal court of appeals. If upheld, this ruling could provide BOCs with a basis for arguing that they should immediately be allowed to provide interLATA communications services and engage in manufacturing. However, any provision of long distance service by BOCs would remain subject to review and authorization by state commissions and the FCC, which might impose conditions or requirements that could require or encourage BOCs to open their networks to local competition. Additionally, if the District Court decision is upheld, it is possible that the United States Department of Justice or the U.S. District Court formerly charged with the administration of the Modified Final Judgment might take actions in response thereto.

  Access Charge Reform. On December 24, 1996, the FCC adopted certain changes and proposed other changes in the interstate access charge system. The FCC relaxed certain restrictions on ILECs' ability to lower access prices and relaxed the regulation of new switched access services in those markets where there are other providers of access services. The FCC also proposed rules to reform the interstate access charge rate structure, including proposals that would either grant ILECs increased pricing flexibility based on increased levels of competition, or mandate lower rates regardless of the level of competition. On May 7, 1997, the FCC issued an Order relating to access charge reform and other matters. The FCC enacted a number of reforms of its switched access rates and adopted rules that will provide discounts to users of certain CLEC switched access transport services, such as those provided by TCG. The first stage of the FCC's reform went into effect on January 1, 1998. Reform of the FCC's access charge rules will result in a significant restructuring of the rates for ILEC interstate switched access services, and a significant increase in pricing flexibility for ILECs. The FCC's access reform decisions have been appealed to the U.S. Court of Appeals for the Eighth Circuit.

  Certain of the FCC's access charge reforms are intended to produce a phased transition leading to rates for ILEC tandem switched access services that are closer to the ILECs' costs. Prior FCC policies had required ILECs to price tandem access services below cost, making up the difference by pricing other access services above cost. TCG believes that the new policies will improve TCG's position in competing for the provision of tandem-switched services. Other elements of the FCC's access reforms will lead to lower ILEC rates for certain switched access services, or a restructuring of ILEC switched access rates. These restructured rates could make ILEC exchange access services more attractive to certain high-volume IXCs while reducing the attractiveness of ILEC exchange access services for lower-volume IXCs.

  Treatment of Internet Calls. Various ILECs have urged the FCC to require ISPs to pay the same rates that IXCs pay for access to public switched telephone exchanges. Although this position was rejected by the FCC in its May 7, 1997, access charge Order, certain ILECs have also taken the position that they will not pay the reciprocal compensation normally associated with a local call to CLECs with respect to telephone services from the ILEC's customer to an ISP served by a CLEC on the grounds that such calls are exchange access calls rather than local calls. TCG believes these positions are contrary to the 1996 Act and every state commission which has so far considered the issue has declared that ILECs should pay CLECs reciprocal compensation for the Internet traffic. However, no prediction can be made whether the ILECs ultimately will be successful in asserting their positions. If state commissions, the FCC or courts were to reach final decisions which found in favor of the ILECs, such decisions could result in a material adverse effect on TCG, both as an ISP itself and as a provider of TCG local exchange services to other ISPs.

  Pay Telephone Compensation. The U.S. Court of Appeals for the District of Columbia decided on July 1, 1997 to reject the system adopted by the FCC for the compensation of providers of pay telephone services by long distance companies. The Court remanded the matter to the FCC for further proceedings. TCG, as a provider of pay telephone services in a number of cities, is a recipient of such pay telephone compensation payments. On October 9, 1997, the FCC adopted new rules which reduce the compensation to providers of pay telephone services.

  Universal Service. In its implementation of the 1996 Act, the FCC established new federal universal service mechanisms. Under the new rules, CLECs gain access to universal service subsidies but are required to contribute to both federal and state universal service funds. On December 16, 1997, the FCC approved specific percentage levies for the federal universal service fund ("USF") for the first quarter of 1998. The FCC will initially apply a 0.7 percent levy to gross retail receipts for international, interstate, and intrastate telecommunications to support a new subsidy for schools, libraries, and rural health services; this percentage would gradually rise to about 1.5 percent if subsidy requests rise to maximum funding levels previously approved by the FCC. However, the Congressional Budget Office ("CBO") has estimated that subsidy requests will not approach the funding ceiling until 2008. The CBO predicts that grant applicants will exercise restraint because, in many instances, the federal subsidy will reduce the cost of an advanced telecommunications system by only a small fraction.

  Also beginning in 1998, the FCC will apply a 3.2 percent levy to international and interstate telecommunications only to support existing subsidies for rural telephone carriers and low income individuals. The levy rate on interstate and international revenues could rise significantly in 1999 when the USF is expanded to provide support for telephone service to rural areas situated within the territories of larger ILECs. State universal service levies are at various stages of enactment, and are likely to take effect no later than the first quarter of 1999. Those rates will vary from state to state and TCG cannot predict what the levy rates will be at this time.

  A number of parties have challenged the FCC's universal service order and the cases have been consolidated in the U.S. Court of Appeals for the Fifth Circuit. Either the FCC's reconsideration of its rules or a judicial determination could result in a change in CLEC support payments required for federal universal service programs. Parties sought stays of the rules from both the FCC and the Fifth Circuit. On October 21, 1997, the Fifth Circuit denied those requests.

  Other 1996 Act Provisions. The 1996 Act contains other provisions that potentially could affect TCG's business, which may be subject to FCC rulemaking and judicial interpretation, including a provision that limits the ability of a cable television operator and its affiliates to acquire more than a 10% financial interest or any management interest in an ILEC or CLEC that provides local exchange service in such cable operator's franchise area.

  Telephone Number Portability Issues. On July 2, 1996, the FCC released its First Report and Order and Further Notice of Proposed Rulemaking promulgating rules and regulations to implement Congress' statutory directive concerning number portability (the "Number Portability Order"). The Number Portability Order was modified on March 6, 1997. As modified, the Number Portability Order requires all ILECs and CLECs to begin phased deployment of a long-term service provider portability method in the 100 largest MSAs no later than October 1, 1997, and to complete deployment in those MSAs by December 31, 1998 for all MSAs in which another carrier has made a specific request for the provision of portability. After December 31, 1998, each ILEC and CLEC must make number portability available within specific time frames after receiving a specific request by another telecommunications carrier. Until long-term service portability is available, ILECs and CLECs must provide interim versions of number portability as soon as reasonably possible after a specific request from another carrier.

  On August 18, 1997, the FCC released its Second Report and Order on number portability, implementing various specific aspects of the number portability program. As new carriers are at a competitive disadvantage without telephone number portability, the Number Portability Orders should enhance the ability of TCG to offer service in competition with the ILECs, but it is uncertain how effective these regulations will be in promoting number portability. The Number Portability Order does not address how the costs of implementing long-term service portability, which could be substantial, will be recovered.

  State Regulation. Most State PUCs require carriers that wish to provide local and other jurisdictionally intrastate common carrier services to be authorized to provide such services. TCG's operating subsidiaries are authorized to provide local exchange services in Alabama, Arizona, California, Colorado, Connecticut, Delaware, the District of Columbia, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nebraska, New Hampshire, New Jersey, New York, North Carolina, Ohio, Oregon, Pennsylvania, Rhode Island, Tennessee, Texas, Utah, Virginia, Washington and Wisconsin. TCG expects to file for CLEC authority in a number of additional states, and to seek geographically broadened authority in states in which it already holds CLEC authority for portions of the state.

  TCG typically is not subject to price regulation or to rate of return regulation for its intrastate services. In most states, TCG is required to file tariffs setting forth the terms, conditions and prices for its intrastate services. In some jurisdictions, the tariff can list a rate range for intrastate services. TCG may be subject to additional regulatory requirements in some states, such as quality of service requirements, the requirement to offer residential service and make universal service contributions. In New York and New Jersey, TCG has authority to borrow up to $4 billion in long term debt, which is sufficient to amortize all current long term indebtedness of TCG.

  Local Government Authorizations. TCG may be required to obtain from municipal authorities in certain cities street opening and construction permits and other rights-of-way to install and expand its digital networks. In some cities, TCG's affiliates or subcontractors may already possess the requisite authorizations to construct or expand TCG networks.

  In some of the metropolitan areas where TCG provides network services, TCG may pay license or franchise fees. There can be no assurance that municipalities that do not currently impose fees will not seek to impose fees in the future, nor is there any assurance that following the expiration of existing authorizations, fees will remain at their current levels. Under the 1996 Act, such fees must be fair and reasonable, applied on a competitively neutral and non-discriminatory basis and be publicly disclosed by the relevant governmental entity. There can be no assurance, however, that municipalities that currently favor the ILECs will conform their practices in a timely manner or without legal challenges by TCG or another CLEC. In September 1996, TCG filed suit in federal district court alleging that the City of Dearborn, Michigan acted in an unlawful and discriminatory manner in imposing a fee equal to a percentage of gross revenues for its use of public rights-of-way, which fee is not imposed on the local ILEC (Ameritech Michigan) in violation of applicable state law and Section 253(c) of the 1996 Act. TCG's suit is currently pending in the U.S. District Court for the Eastern District of Michigan (Southern Division). The City of Dearborn has asserted counterclaims against TCG and motions for summary judgment by both parties are pending. In addition, in July 1996, a subsidiary of TCG, Teleport Communications (New
York) ("TCNY") filed suit in U.S. District Court in Newark, New Jersey alleging that an ordinance adopted by the Township of Bloomfield, New Jersey imposing a fee per linear foot per year for the right to use a public right-of-way is unlawfully discriminatory, in violation of the United States Constitution and Section 253(c) of the 1996 Act. The lawsuit has been settled and the Township of Bloomfield has enacted a new ordinance. In addition, in February 1997 the City of Chattanooga joined TCG in a pending action in the U.S. District Court for Eastern Tennessee seeking to interpret the nondiscriminatory and competitively neutral requirements of Section 253(c) of the 1996 Act. On October 24, 1997, the District Court granted the defendants' motion for summary judgment, ruling that the City's franchise requirements violated state law.

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

  Regulation of International Services. TCG is authorized to provide resale and facilities-based international telecommunications services to its customers in the United States. If its acquisition of ACC is completed, TCG will provide international telecommunications services to customers in Canada, the United Kingdom, and Germany, and it will become a reseller of local telephone service in Ontario and Quebec, Canada. Thus, the regulatory situations in Canada, the United Kingdom, and to a lesser extent in Germany will have an immediate impact on business operations that TCG is proposing to acquire in those countries. TCG will also be affected by the regulatory situation in additional countries, both because its customers communicate with other places around the world and because other urban centers can provide TCG with expansion opportunities applying its expertise in the provision of competitive local exchange services.

  On February 15, 1997, delegations from 69 countries concluded an historic series of negotiations by indicating their conditional acceptance of the World Trade Organization ("WTO") Agreement on Basic Telecommunications Services ("the Basic Telecom Agreement"). Countries representing approximately 82 percent of world telecommunications revenues and approximately 79 percent of the world economy committed themselves to open their telecommunications markets, including local telephone exchanges, to competition by 1998, conditional upon ratification and implementing acts by all of the signatory countries. On January 26, 1998, a meeting of WTO members agreed that the pact would enter into force on February 5, 1998, despite the fact that a handful of signatory countries representing less than 5 percent of world telecommunications traffic had not completed the ratification process.

  Much of the language used in the Basic Telecom Agreement resembles language in the 1996 Act. The most far-reaching paragraph in the primary reference document provides that interconnection with a major supplier will be ensured "at any technically feasible point in the network," under non-discriminatory terms and conditions, in a timely fashion under terms, conditions (including technical standards) and cost-oriented rates that are transparent, reasonable, and sufficiently unbundled that the competitive entrant will not need to pay for network components or facilities that it does not require. In the United States, similar language is interpreted as requiring incumbent local exchange telephone companies to provide unbundled local loops at cost-based rates and to allow interconnection with the competitive supplier's network at the telephone company's switching office. It remains to be seen how other countries will interpret that language, and to what extent they will adopt and enforce regulations encouraging competitive entry.

  In the United States, there has been extensive litigation and disputes over the terms, conditions and implementation of interconnection. It is reasonable to assume that the process of implementing other countries' commitments under the Basic Telecom Agreement will be at least as difficult. The United States had a quarter century of experience with various forms of telecommunications competition before the 1996 Act was adopted, but most other countries have had far less experience with competition. As far-reaching as the WTO Basic Telecom Agreement may appear on its face, it will be meaningful only to the extent that it is effectively enforced. The WTO dispute resolution process will not be freely accessible to any company that considers itself an injured party. Under United States law, no person other than the United States government itself will have any cause of action or defense before the WTO. This is consistent with the WTO's Dispute Annex, which itself provides an opportunity for action or defense only by WTO members, that is, governments. The implication is that national governments both in the United States and in other countries will serve as gatekeepers and will exercise their sovereign authority to choose which cases to litigate. Thus, TCG's ability to invoke any rights provided by the Basic Telecom Agreement will be dependent upon the willingness of a host government to pursue issues of concern to TCG. TCG can provide no assurance that the United States or any other host government will be willing to pursue TCG's concerns through the WTO dispute resolution process or that, if such a government were willing to do so, that it would obtain a favorable ruling from the WTO.

                            THE COMPANY'S SERVICES

  The Company provides its customers with a comprehensive array of local and long distance telecommunications services, including basic local exchange telephone services, enhanced switched services, Internet services, national and international toll services, 800 services, dedicated services, high-speed switched data services, disaster avoidance services and video channel transmission services. Switched voice services offered by the Company primarily use high-capacity digital switches to route voice transmission anywhere on the public switched telephone network. TCG's dedicated services, which include private line and special access services, use high-capacity digital circuits to carry voice, data and video transmission from point-to-point in multiple configurations. The Company provides its media industry customers with point-to-point, broadcast-quality video channels for video transmission between two or more locations, including video link services to major television networks as well as to other programmers. The Company also provides private network management and systems integration services for businesses that require combinations of various dedicated and switched telecommunications services.

SWITCHED SERVICES

  TCG's switched services provide customers with local dial tone and local and regional calling capabilities and connection to their IXCs. TCG's switched services are mainly branded under the "Prime" name and include the following:

    PRIMEDISTANCE SM. This service is a long distance service which is offered as a package to TCG's customers for local services. It is a broad service including national and international toll services, 800 services, directory assistance, operator services and fraud detection features.

    PRIMENBX SM. This service gives voice and data customers a choice for analog, digital voice-only and ISDN Centrex telephone lines to customers' desktops. With PrimeNBX, TCG owns, houses, manages and maintains the switch. PrimeNBX allows customers to retain control over network configurations. Lines can be added, deleted and moved as needed. Business customers can utilize TCG as their primary Centrex provider, as a supplement to the ILEC's Centrex service, or as an addition to a fully-utilized customer owned private branch exchange ("PBX").

    PRIMEXPRESS SM. This service is utilized by PBX users to provide access to the local, regional and long distance telephone networks. PBX customers may use either TCG's telephone numbers or their ILEC-assigned telephone numbers. Customer access to TCG's network is accomplished by a DS-1 digital connection or analog trunks between the customer's PBX port and TCG's switching centers.

    PRIMEPATH SM. This service enables customers to connect to the TCG network using Prime Business Lines or Prime Business PBX Trunks. PrimePath is available in a variety of feature packages which have been developed to serve TCG customers, with features such as Call-Waiting, Call-Forwarding, Conference Calling and PrimeMail voice mail.

    PRIMEPLUS SM. This service provides customers with a competitive alternative to ILEC service for intraLATA toll calls. It is a customized, high quality calling plan available to PrimeNBX, PrimePath and PrimeXpress customers. TCG works with customers to devise cost-saving intraLATA calling programs based on actual usage and calling patterns.

    PRIMEONE SM. This service is basic local exchange service which can be tailored to a customer's particular calling requirements. Local telephone service includes operator and directory assistance services, as well as an intraLATA toll plan.

    TCG PAY PHONE SERVICES provide full public pay telephone service to public customers and dial tone services and access lines to other public pay telephone providers, including pay telephone services at several major airports. TCG is the primary provider of public pay phone service for all properties of The Port Authority of New York and New Jersey, including Kennedy, La Guardia and Newark airports.

    SWITCHED ACCESS SERVICES provide IXCs with switched connections to their customers for the origination and termination of long distance telephone calls.

    INTEGRATED SERVICES DIGITAL NETWORK ("ISDN") PRIMEPLEX SM SERVICES provide TCG's customers with multiple voice and data communications services over a single telecommunications line. The Company's ISDN services allow customers to perform multiple functions such as simultaneous voice and computer links, and enable the Company to offer customers value-added features. High speed ISDN applications include desk top video conferencing, interconnection of local area networks ("LANs") and Internet access.

    ADVANCED INTELLIGENT NETWORK ("AIN") SERVICES, utilizing the Bellcore ISCP(TM) format, offer customers advanced, customized switching features which may include local number portability.

DEDICATED SERVICES

  TCG's dedicated services, which include special access and digital private line services, use high-capacity digital circuits to carry voice, data and video transmission from point-to-point in flexible configurations involving different standardized transmission speeds and circuit capacities, including:

    DS-0. A dedicated service that accommodates business communications with digital data transmission through a voice grade equivalent circuit with a capacity of up to 64 kilobits per second ("kbps"). This service offers a private line digital channel for connecting telephones, fax machines, personal computers and other telecommunications equipment. Multiple DS-0 services are offered in a variety of combinations, depending on the particular application and can also provide voice grade analog connections.

    DS-1. A high speed digital channel that typically links customer locations to long distance carriers or other customer locations. Used for multiple voice or data transmission, access to the Internet and interconnection of LANs, DS-1 services accommodate digital data transmission capacity of up to 1.544 megabits per second ("mbps"), the equivalent of 24 voice grade circuits.

    EUROPEAN-STANDARD DS-1(E-1). The Company was the first U.S.-based local carrier to offer this dedicated high capacity service, which allows customers to accommodate their international traffic with a digital data transmission capacity of up to 2.048 mpbs, which is equivalent to 30 voice grade equivalent circuits. This dedicated service offers international business customers the flexibility to connect their United States locations to international circuits that operate at the high capacity European standard transmission speed.

    DS-3. With digital data transmission capacity of up to 44.736 mbps, this dedicated service provides a very high capacity digital channel, which is equivalent to 28 DS-1 circuits or 672 voice grade equivalent circuits. This digital service is used by long distance carriers for central office connection and by some large corporate users to link multiple sites. It is also used for data services applications.

    TCG OMNIRING SM. This service provides a standard Optical Carrier ("OC") service for those customers requiring enhanced network survivability, advanced network architectures and centralized network monitoring and management capabilities. With TCG OmniRing customers enjoy the benefits of dedicated private local OC3 or OC12 synchronous optical network ("SONET") rings between various customer-designated sites and the Company's nodes.

DATA SERVICES

  The Company offers its customers a broad array of data services that enable customers to create their own internal computer networks and access external computer networks and the Internet. In 1992, TCG introduced its native speed LAN inter-networking data service which is used to connect workstations and personal computer users on one or more LANs. Called OmniLAN SM, this service provides users with transmission capacity for 10 mbps Ethernet, 4 and 16 mbps Token Ring and 100 mpbs FDDI LAN interconnections. Native speed services avoid the bottleneck problems that are frequently encountered with customary DS-1 connections by providing the customer with a circuit that matches the transmission speeds of its LAN. OmniLAN provides dedicated circuits, guaranteed transmission capacity and guaranteed bandwidth for virtually all LAN applications. Users can share files and databases as if they were all working on the same computer, or within the same LAN. In 1996, TCG introduced Fast Ethernet LAN Interconnect Service for business customers which have or plan to build Fast Ethernet networks and require native speed connections between geographically disparate LANs.

  As companies and communications become more sophisticated, there is an increased need for customer access to superior traffic management of sensitive data, video and voice transmission within a single metropolitan area or between various company operations. TCG's switched data services, called OmniStream SM, offer sophisticated switched data services over TCG's SONET/ATM backbone and provide high standards in reliability and flexibility while enabling users to reduce the costs associated with interconnecting various geographically dispersed and architecturally diverse information systems. TCG's asynchronous transfer mode ("ATM") platform supports evolving high-speed applications, such as multimedia, desktop video conferencing and medical imaging. Additionally, TCG's services allow users to interconnect both high speed and low speed LAN environments. Customers also benefit from flexible billing, as well as detailed usage reports.

INTERNET SERVICES

  The Company accommodates its customers' demand for Internet services directly through CERFnet, an ISP, and indirectly by providing the connection between a customer and an ISP. CERFnet's services include a full range of Internet-related services for businesses and professionals. These services include basic Internet dial up access for professionals and small businesses, marketed as DIALn'CERF SM services, and dedicated Internet access for larger customers at speeds ranging from 56 kbps to DS-3, as well as LAN connections. CERFnet also provides World Wide Web hosting services; the customer may choose to locate its Internet server on its own premises with CERFn'WEB SM services or may colocate its server at a CERFnet facility connected directly to CERFnet's Internet backbone with WEB
SuperSite SM services. CERFnet also offers Internet training and consulting including the design of World Wide Web sites.

VIDEO SERVICES

  TCG provides analog video link services to its media industry customers, including all of the major television networks as well as to many cable services and independent programmers. TCG's video services include offering a broadcast quality, analog channel which can be provided on a point-to-point or point-to-multipoint basis.

WIRELESS SERVICES

  OmniWave SM services, TCG's 38 GHz digital milliwave private line service, supports capacities of 4 DS-1s, 8 DS-1s and 1 DS-3. These services can be multiplexed at either end of the circuit to provide lower levels of bandwidth. OmniWave services utilize a broadband milliwave transmission spectrum for quality and reliability that is comparable to that achieved by conventional fiber optic networks. BizTel is TCG's primary and preferred provider of these services.

RESIDENTIAL SERVICES

  TCG currently offers residential telephony services on a retail basis in several multiple dwelling units and in a number of single family residences and continues to develop services for this market. TCG provides wholesale local exchange services that are suitable for reselling to residential consumers, including local and long distance toll usage, features and auxiliary functions such as network provisioning, installation, customer service, billing, operator services, and directory assistance. TCG's wholesale customers, which resell these services to individual users, include landlords, real estate development and management companies and the Cable Stockholders.

CALLING CARD SERVICES

  In August 1997, TCG commenced offering a full service long distance calling card with specialized features designed for business travelers, called PrimeCard SM service.

CUSTOMERS AND MARKETING

  The Company's customers are principally telecommunications-intensive businesses, healthcare, and educational institutions, governmental agencies, long distance carriers and resellers, ISPs, disaster recovery service providers and wireless communications and financial services companies. In 1985, TCG's customers were primarily long distance carriers. While the Company's carrier business has continued to grow, in 1997 all other customers (including resellers) accounted for approximately 66% of the Company's total revenues. During 1997, the Company's 10 largest customers accounted for approximately 40% of TCG's total revenues. During that period, no customer accounted for more than 10% of such revenues.

  The Company has sought to establish "TCG"(R) "Prime-" and "Omni-" as recognized brand names for its services and products. TCG has partially rebranded the Internet services of its CERFnet subsidiary as "TCG CERFnet" services. The Company's marketing emphasizes its state-of-the art digital networks, flexibly priced products and services, responsive customer service orientation and integrated operations, customer support and network monitoring and management systems. For large telecommunications-intensive businesses that depend on accurate and reliable telecommunications, the Company promotes the operational and strategic security achieved through vendor and facility diversity. The Company's centrally managed customer care and support operations are designed to facilitate the installation of new services and the processing of orders for changes and upgrades in TCG customer services. The Company seeks to be among the first to introduce new telecommunications products and service, thereby increasing usage among existing TCG customers and attracting new customers to the Company's networks.

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

  TCG also targets long distance carriers and resellers, ISPs, disaster recovery service providers and wireless telephone companies through its national sales organization. The Company has master services agreements (which generally set forth technical standards, ordering processes, pricing methodologies and service grade requirements, but do not guarantee any specified level of business for TCG) with a significant number of long distance carriers. For example, AT&T considers TCG a preferred national supplier of dedicated and switched access services. By providing long distance companies a local connection to their customers, the Company enables these carriers to avoid complete dependence on the ILECs for access and to obtain a high quality, reliable local connection at savings over the ILECs' charges. The national scope of the Company's local networks allows it to offer high volume business customers and long distance carriers uniformity of services, pricing, quality standards and customer service. In addition, the Company has arrangements with other telecommunications providers, including shared tenant service providers, cable television companies and long distance carriers, to resell TCG's services. TCG has engaged in technical trials pursuant to which certain long distance carriers have resold TCG local exchange service and intraLATA toll service bundled with their long distance service. These trials began in the second half of 1995, but as of March 1998 all had been terminated. TCG and AT&T are currently in the process of developing a combined local and long distance business line product which would be sold under the AT&T brand name, initially as a trial.

  The AT&T Merger could make some competitors of AT&T less likely to continue or to expand their relationship with TCG. TCG believes that most or all of the major long distance carriers are pursuing alternatives to their current practices with regard to obtaining local telecommunications services.

                                  COMPETITION

  The Company faces substantial and increasing competition in each of the metropolitan areas it serves or plans to serve from entities that offer services similar to those offered by TCG, including ILECs such as Ameritech, Bell Atlantic, BellSouth, SBC Communications, U S WEST and GTE. The Company believes that ILECs generally benefit from their long-standing relations with customers, substantial technical and financial resources, established ubiquitous networks and federal and state regulations that could provide them with increased pricing flexibility as competition increases. In addition, in most of the metropolitan areas in which the Company currently operates, at least one, and sometimes several, other CLECs offer substantially similar services at substantially similar prices to those of the Company. Other CLECs, ILECs entering new geographic markets, cable television companies, electric utilities, long distance carriers, microwave carriers, wireless telephone system operators and private networks built by large end users may offer services similar to those offered by the Company. In addition, the current trend of actual and proposed business combinations and alliances in the telecommunications industry, which include mergers between ILECs, between IXCs and international carriers and between IXCs and CLECs, may create significant new competitors for the Company.

  The 1996 Act is intended to increase competition in the local telecommunications business. The 1996 Act requires all local exchange providers, including the Company and new entrants, to interconnect with other carriers, and to offer their services for resale and requires ILECs to offer their substantial network facilities on a discounted wholesale basis and on an unbundled basis. These requirements may facilitate entry by new competitors without substantial capital risk or investment. However, there can be no assurance that any rates or facilities offered by ILECs to TCG or other CLECs will be economically attractive or technically viable.

  The Company believes that the 1996 Act will provide it with increased business opportunities and potentially better margins by opening all local markets in urban areas to competition and by requiring ILECs to provide improved direct interconnection at lower cost. However, under the 1996 Act, the FCC and some state regulatory authorities may provide ILECs with increased flexibility to reprice their service as competition develops and as ILECs allow competitors to interconnect to their networks. In addition, some new entrants in the local market may price certain services to a particular customer or for a particular route below the prices charged by the Company for services to that customer or for that route, just as the Company may itself underprice those new entrants. If ILECs and other competitors lower their rates and can sustain significantly lower prices over time, this may adversely affect revenues and margins of TCG. If regulatory decisions permit the ILECs to charge CLECs substantial fees for interconnection to the ILECs' networks or afford ILECs other regulatory relief, such decisions could also have a material adverse effect on TCG. However, TCG believes that the negative effects of the 1996 Act may be more than offset by (i) increased revenues available as a result of being able to address the entire urban local exchange market, (ii) mutual reciprocal compensation with the ILEC that could eventually result in TCG terminating its local exchange traffic on the ILEC's network at little or no net cost to TCG, (iii) obtaining access to off-network customers through more reasonably priced expanded interconnection with ILEC networks and (iv) a shift by IXCs to purchase access services from CLECs instead of ILECs. There can be no assurance, however, that these anticipated results will offset completely the effects of increased competition as a result of the 1996 Act.

  Currently, TCG's services are predominantly local and regional, although TCG has begun to offer long distance services in order to provide a full range of telecommunications services to those customers who prefer to obtain most or all of their telecommunications services from one provider. However, TCG has examined from time to time, and will continue to examine, opportunities to expand its provisioning of other related telecommunications services. The merger with ACC represents an expansion of TCG's long distance services, including international long distance, and provision of local services in foreign countries. To the extent that the Company expands its provisioning of telecommunications or Internet services, it could incur certain additional risks in connection with such expansion, including technological compatibility risks, legal and regulatory risks and possible adverse reaction by some of its current customers.

  All of the Cable Stockholders are in the telecommunications business and may, now or in the future, provide services which are the same or similar to those provided by TCG. In addition, affiliates of TCI, Cox and Comcast, which collectively have designated a majority of the directors of the Company, together with an affiliate of Sprint, have formed Sprint PCS, a partnership created to provide certain wireless telecommunications services. Also, affiliates of TCI, Cox and Comcast are principal owners of At Home, a provider of Internet related services over the @Home(TM) Network. No assurance can be given that the Cable Stockholders will not compete with TCG in certain markets or in the provision of certain telecommunications services. Although directors of TCG who are also directors, officers or employees of the Cable Stockholders or any of their respective affiliates have certain fiduciary obligations to TCG under Delaware law, such directors and the Cable Stockholders, as the controlling stockholders of TCG, are in positions that may create conflicts of interest with respect to certain business opportunities available to and certain transactions involving the Company. The Cable Stockholders have not adopted any special voting procedures to deal with such conflicts of interest, and there can be no assurance that any such conflict will be resolved in favor of TCG. In this regard, TCG's Amended and Restated Certificate of Incorporation provides that TCG may not provide certain (i) wireless communications services (other than products and services delivered via point-to-point microwave and milliwave transmissions) or (ii) telecommunications services to residences until, in each case, the earlier of June 26, 2001, or the date on which the holders of TCG Class B Common Stock no longer represent at least 50% of the voting power of the outstanding TCG Common Stock, without the affirmative vote of the holders of a majority of the TCG Class B Common Stock, subject to certain exceptions.

ITEM 2. PROPERTIES

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

  TCG serves its customers from one or more nodes or hubs strategically positioned throughout its networks. The node houses the transmission and switching equipment needed to interconnect customers with each other, the IXCs and other local exchange networks. Redundant electronics, with automatic switching to the backup equipment in the event of failure, protect against signal deterioration or outages. Continuous monitoring of system components focuses on proactively avoiding problems rather than just reacting upon failure.

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

  The Company's strategy for adding customers is designed to maximize the speed and impact of its marketing efforts while maintaining attractive rates of return on capital invested to connect customers directly to its networks. To initially serve a new customer, for example, TCG may use various transitional links, such as reselling a portion of the ILEC's network and, where appropriate, using alternative transmission technologies such as microwave transmission, including 38 GHz milliwave. Once the new customer's communications volume and product needs are identified, the Company may build its own fiber optic connection between the customer's premises and its networks to accommodate (i) the customer's current and future telecommunications needs and (ii) TCG's efforts to maximize return on network investment.

  In determining which new markets to enter, the Company carefully analyzes the potential customer base and competitive condition within the market. The Company is planning on building new facilities, entering into fiber leases, and other arrangements with cable television companies and other carriers, acquiring existing telecommunications providers and exploring new technologies that have potential to enhance network expansion (such as the use of microwave radio facilities). The Company also seeks to utilize relationships with the Cable Stockholders or other cable television operators which have an existing presence in the market and with which TCG may be able to develop a fiber optic network rapidly and efficiently. As a facilities-based carrier, the Company utilizes a variety of means to expand geographically, including rights-of-way, easements, poles, ducts and conduits that are available from cable television operators, incumbent local exchange carriers, railways, subways, electric, gas and water utilities and municipal, state and federal street and highway authorities. TCG plans to continue making selected acquisitions of existing local telecommunications networks in markets in which it has existing local telecommunications operations or which are geographically proximate to such markets, as well as in markets that are otherwise attractive to TCG. The Company's use of BizTel as its primary and preferred provider of 38 GHz services offers the Company the opportunity to market telecommunications facilities to customers in geographical areas where the Company has not yet constructed, and may not find it economical to construct, fiber optic facilities.

  The Company leases network hub sites and other facility locations and sales and administrative offices in each of the cities in which it operates networks. During the years ended December 31, 1996 and 1997, rental expense for operating leases totaled $18.0 million and $31.4 million, respectively. On a pro forma basis, rental expense for operating leases totaled $20.4 million for the year ended December 31, 1996. The Company has no significant real estate holdings. Management believes that its properties, taken as a whole, are in good operating condition and are suitable and adequate for the Company's business operations. The Company currently leases approximately 200,000 square feet of space at The Teleport complex in Staten Island, New York, where it maintains its headquarters, approximately 190,000 square feet in Dayton, New Jersey, where its principal executive offices are located, and approximately 70,000 square feet in Englewood, Colorado where its National Customer Care Center is located.

ITEM 3. LEGAL PROCEEDINGS

  In April 1997, a complaint was filed seeking damages in an unspecified amount against the Company in the Circuit Court of Cook County, Illinois by two former customers of the Company and an alleged class purporting to consist of investors in one of the customers, alleging fraud and breach of contract. The initial complaint was dismissed in September 1997 and an amended complaint was refiled by the plaintiffs in October 1997. The Company believes that the allegations are without merit and that it possesses meritorious counterclaims for damages arising from breach of contract. The Company additionally believes that any costs arising from this lawsuit will not have a material adverse effect on its financial condition, results of operations or cash flows.

  On December 16, 1997, prior to public announcement of the AT&T Merger, an action was filed by one TCG public stockholder in the Delaware Court of Chancery against TCG, TCG's directors and the Cable Stockholders. The plaintiff's complaint alleges that, based on public reports, TCG's directors, management and controlling stockholders were negotiating the sale of TCG to AT&T on a preferential basis. This sale on a preferential basis, the complaint alleges, would offer little or no premium over the current market price of TCG Class A Common Stock and is therefore unfair and inadequate to TCG's public stockholders. The plaintiff seeks to enjoin the merger of TCG and AT&T or, alternatively, to rescind the transaction and/or recover damages in the event that the transaction is consummated. The complaint seeks to have the action certified for class action status and to appoint the plaintiff as the class representative.

  On January 12, 1998, an action was filed by two TCG public stockholders in the Delaware Court of Chancery against TCG, certain TCG directors and officers, the Cable Stockholders and AT&T. The complaint alleges that the exchange ratio in the AT&T Merger represents an inadequate premium for stockholders of TCG Class A Common Stock. The complaint further alleges that the actions of the TCG directors, officers and Cable Stockholders in connection with the AT&T Merger constitute a breach of various fiduciary duties owed to the stockholders TCG Class A Common Stock. The plaintiffs seek to enjoin the merger of TCG and AT&T or, alternatively, to rescind the transaction and/or recover damages in the event that the transaction is consummated. The complaint seeks to have the action certified for class action status and to appoint the plaintiffs as the class representatives.

  On January 28, 1998, an action was filed by a TCG public stockholder in the Delaware Court of Chancery against TCG, certain TCG directors and officers, and the Cable Stockholders. The complaint alleges that the exchange ratio in the AT&T Merger represents an inadequate premium for stockholders of TCG Class A Common Stock. The complaint further alleges that the actions of the TCG directors, officers and Cable Stockholders in connection with the AT&T Merger constitute a breach of various duties owed to the stockholders of TCG Class A Common Stock. The plaintiffs seek to enjoin the merger of TCG and AT&T or, alternatively, to rescind the transaction and/or recover damages and fees in the event that the transaction is consummated. The complaint seeks to have the action certified for class action status and to appoint the plaintiff as the class representative.

  Plaintiffs' counsel in the above three putative stockholder class action proceedings have agreed (i) to defer the obligation of the defendants to answer the actions and (ii) to consolidate the actions by filing an amended consolidated complaint. As of the end of February 1998, the amended consolidated complaint had not been filed.

The Company believes that these proceedings, individually and in the aggregate, are without merit and that any associated costs will not have a material adverse effect on TCG's financial condition, results of operations or cash flows.

  The Company is a party to various claims and legal proceedings arising in the ordinary course of business. The Company does not believe that such claims or proceedings, individually or in the aggregate, will have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Pursuant to the provisions of the Amended and Restated Stockholders' Agreement, dated as of June 26, 1996, among the Company and the Cable Stockholders, by unanimous vote of each of the holders of the Company's Class B Common Stock on November 19, 1997, John R. Alchin, having been designated a nominee by Comcast, was elected as a Director of the Company to fill the vacancy created by the resignation of Brian L. Roberts.

  Pursuant to a Voting Agreement among the Cable Stockholders and AT&T, each Cable Stockholder executed and delivered to TCG a written consent, dated January 8, 1998, in favor of and approving the AT&T Agreement and the AT&T Merger. As a result, so long as the AT&T Agreement is not amended and no provision of it is waived, no further vote or meeting of TCG stockholders is necessary to approve or consummate the AT&T Merger. See "Business--The AT&T Merger."

                                    PART II

ITEM 5. MARKET PRICE FOR REGISTRANT'S CLASS A COMMON STOCK AND RELATED STOCKHOLDER MATTERS

 Price Range of Class A Common Stock

  The Registrant's Class A Common Stock commenced trading on the Nasdaq National Market on June 27, 1996 under the symbol "TCGI". As of March 5, 1998, the last reported sale price of the Class A Common Stock was $54 3/8. As of March 4, 1998, there were approximately 12,410 holders of record of the Class A Common Stock. The following table sets forth the high and low sale prices of the Class A Common Stock as reported by the Nasdaq National Market for each of the quarters in the period commencing June 27, 1996 through the quarter ended December 31, 1997.

       1996                                                     HIGH     LOW
       ----                                                     ----     ----
     Second Quarter............................................ $19 1/8  $16
     Third Quarter.............................................  27 3/8   14 1/8
     Fourth Quarter............................................  35 3/8   22
       1997
       ----
     First Quarter.............................................  35 1/4   22 5/8
     Second Quarter............................................  34 1/8   21
     Third Quarter.............................................  46 1/8   33 1/2
     Fourth Quarter............................................  60 7/32  44 1/4

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

 Recent Sales of Unregistered Securities

  During 1997, the Registrant issued (i) an aggregate of 2,100,000 shares of Class A Common Stock in connection with the acquisition of CERFnet, (ii) 2,757,083 shares of Class A Common Stock in connection with the acquisition of ETC, and (iii) 1,667,624 whole shares of Class A Common Stock in connection with the acquisition of BizTel. See "Business--Other Recent Developments." The issuance of Class A Common Stock in each acquisition was deemed exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act of 1933, as amended. The recipients of Class A Common Stock in each transaction represented their intentions to acquire the Class A Common Stock for investment purposes only and not with a view to or for sale in connection with any distribution of Class A Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

  The following tables present historical summary combined financial data for the years 1993, 1994 and 1995, derived from the combined audited historical financial statements of TCG and TCG Partners. The selected financial data set forth below for the years 1996 and 1997 have been derived from the consolidated financial statements of TCG. The financial statements for the years 1995 through 1997 have been audited by Deloitte & Touche LLP, independent auditors, whose report thereon appears elsewhere in this Form 10-K.

                                            YEARS ENDED DECEMBER 31,
                          -----------------------------------------------------------------
                              1997          1996         1995         1994         1993
                          ------------  ------------  -----------  -----------  -----------
                                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
STATEMENTS OF OPERATIONS
 DATA:
Revenues:
 Telecommunications
  service...............  $    494,304  $    244,864  $   134,652  $    99,983  $    82,374
 Management and royalty
  fees(1)...............           --         22,805       31,517       20,691        1,555
                          ------------  ------------  -----------  -----------  -----------
Total Revenues..........       494,304       267,669      166,169      120,674       83,929
Operating expenses......       283,440       157,591       93,118       76,572       54,218
Selling, general and
 administrative
 expenses(2)............       165,977        85,025       50,475       39,989       34,281
In-process research and
 development costs(3)...        22,000           --           --           --           --
Depreciation and
 amortization...........       155,402        78,416       37,837       19,933       16,197
                          ------------  ------------  -----------  -----------  -----------
Operating loss..........      (132,515)      (53,363)     (15,261)     (15,820)     (20,767)
                          ------------  ------------  -----------  -----------  -----------
Interest:
 Interest income........        31,111        30,219        4,067        1,711        1,072
 Interest expense.......      (116,172)      (73,633)     (23,331)      (5,079)      (1,407)
                          ------------  ------------  -----------  -----------  -----------
Net Interest expense....       (85,061)      (43,414)     (19,264)      (3,368)        (335)
                          ------------  ------------  -----------  -----------  -----------
Minority interest(4)....           --          3,520          663        1,395          796
Equity in losses of
 unconsolidated
 affiliates.............        (3,427)      (19,400)     (19,541)     (11,763)      (2,114)
                          ------------  ------------  -----------  -----------  -----------
Loss before income
 taxes..................      (221,003)     (112,657)     (53,403)     (29,556)     (22,420)
Income tax (provision)
 benefit................        (1,664)       (2,193)        (401)        (433)       4,149
                          ------------  ------------  -----------  -----------  -----------
Net loss................  $   (222,667) $   (114,850) $   (53,804) $   (29,989) $   (18,271)
                          ============  ============  ===========  ===========  ===========
Net loss per share......  $      (1.34) $      (1.00) $     (0.77) $     (0.43) $     (0.26)
                          ============  ============  ===========  ===========  ===========
Weighted average number
 of shares..............   165,728,059   114,443,695   70,000,140   70,000,140   70,000,140
                          ============  ============  ===========  ===========  ===========
OTHER DATA:
EBITDA(5)...............  $     44,887  $     25,053  $    22,576  $     4,113  $    (4,570)
Cash flows from
 operating activities...       (21,211)       93,618       36,141       87,753       47,438
Cash flows from
 investing activities...      (341,624)     (913,513)    (207,967)    (265,026)    (149,107)
Cash flows from
 financing activities...       258,626     1,085,573      157,688      171,557      129,822
Capital
 expenditures(6)........       501,035       308,112      154,807      143,276      155,184
Ratio of earnings to
 fixed charges(7).......           --            --           --           --           --

                                          AS OF DECEMBER 31,
                           --------------------------------------------------
                              1997       1996      1995      1994      1993
                           ---------- ---------- --------  --------  --------
                                        (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents
 and marketable
 securities............... $  480,159 $  718,346 $ 11,862  $ 26,000  $ 31,716
Working capital...........    224,889    545,325  (47,083)  (32,719)  (15,278)
Fixed assets--at cost.....  1,873,083  1,304,229  545,653   422,964   329,686
Total assets..............  2,456,301  2,050,097  614,793   486,983   365,202
Long-term debt (including
 capital lease
 obligations).............  1,054,079  1,021,063  368,464   200,462    29,689
Minority interest.........        --         --     4,409     2,903    12,661
Stockholder's equity and
 partners' capital
 (deficit)................  1,031,616    796,870  125,348   179,152   209,141

--------
(1) Under the terms of various management services arrangements among TCG and its unconsolidated Local Market Partnerships and certain other affiliates, TCG provided operating and administrative support services to such entities, for which it earned management fees. Upon consummation of the TCG Reorganization, these fees were no longer reflected as revenues.
(2) Included in selling, general, and administrative expenses are expenses incurred for services provided to the Local Market Partnerships, in the amounts of $21.4 million, $29.6 million, $19.4 million and $1.4 million for the years 1996, 1995, 1994 and 1993, respectively.
(3) In December 1997, TCG evaluated the acquired assets and liabilities of CERFnet, and as a result of the evaluation, TCG expensed acquired in-process research and development costs.
(4) Minority interest reflects Fidelity Communications Inc.'s equity interest in Teleport Communications Boston for 1993 and 1994; a Cox affiliate's interest in TCG San Diego for 1993 and 1994; and TCI and Continental affiliates' interests in TCG St. Louis for 1994 and 1995 and 1996. In 1996, after giving effect to the TCG Reorganization and the debt and equity offerings consummated in July 1996, the minority interest reflects Viacom Telecom, Inc.'s equity interests of 22.2% and 22.9% in TCG Seattle and TCG San Francisco, respectively, and InterMedia Partners' equity interest of 4.2% in TCG San Francisco. In 1997 TCG no longer recorded minority interest for the Local Market Partnerships due to the completion of the TCG Reorganization.
(5) EBITDA consists of earnings (loss) before interest, income taxes, depreciation, amortization, minority interest and equity in losses of unconsolidated affiliates. It is a measure commonly used in the telecommunications industry and is presented to assist in understanding TCG's operating results. EBITDA is not intended to represent cash flows or results of operations in accordance with U.S. GAAP for the periods indicated. TCG's use of EBITDA may not be comparable to similarly titled measures due to the use by other companies of different financial statement components in calculating EBITDA. In 1997, this amount represents Recurring EBITDA which is defined as EBITDA excluding a one-time non-recurring charge for acquired in-process research and development costs.
(6) Capital expenditures for 1996 are net of the effect of the inclusion of the Local Market Partnerships as of June 30, 1996.
(7) The ratio of earnings to fixed charges is computed by dividing pre-tax income from operations before fixed charges (other than capitalized interest) by fixed charges. Fixed charges consist of interest charges and the amortization of debt expense and discount or premium related to indebtedness, whether expensed or capitalized, and that portion of rental expense the Company believes to be representative of interest. For the years 1997, 1996, 1995, 1994 and 1993, earnings were insufficient to cover fixed charges by $221.0 million, $116.2 million, $54.1 million, $31.0 million and $23.2 million, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  TCG, the first and largest CLEC in the United States, offers comprehensive telecommunications services in major metropolitan markets nationwide. The Company competes with ILECs by providing high quality, integrated telecommunications services, primarily over fiber optic digital networks, to meet the voice, data and video transmission needs of its customers. TCG's customers are principally telecommunications intensive-businesses, healthcare and educational institutions, governmental agencies, long distance carriers and resellers,

Internet service providers, disaster recovery service providers, wireless communications companies and financial services companies. TCG offers these customers technologically advanced telecommunications services, as well as superior customer service, flexible pricing and vendor and route diversity. During 1997 TCG completed the acquisitions of ETC, now known as TCG Delaware Valley, Inc., CERFnet, now known as TCG CERFnet, Inc. and BizTel. TCG expects to complete the acquisitions of ACC Corp. and of Kansas City Fiber Network, L.P. by the end of the second quarter of 1998.

  On January 8, 1998, TCG entered into the AT&T Agreement. In the AT&T Merger, each share of TCG Common Stock will be converted into 0.943 of a share of AT&T common stock. The AT&T Agreement contains customary representations and warranties of the parties, which will not survive effectiveness of the AT&T Merger. In addition, the AT&T Agreement contains certain restrictions on the conduct of TCG's business prior to the consummation of the AT&T Merger. Pursuant to the AT&T Agreement, TCG has agreed, for the period prior to the AT&T Merger, to operate its business in the ordinary course, refrain from taking various corporate actions without the consent of AT&T, and not solicit or enter into negotiations or agreements relating to a competing business combination. See "Business--The AT&T Merger".

  For over 13 years, TCG has developed, operated and expanded its local telecommunications networks. During the fourth quarter, TCG added eight new markets, which brings total MSAs served by TCG to 65. These 65 MSAs are in metropolitan New York/New Jersey, Los Angeles, Chicago, San Francisco, Philadelphia, Boston, Detroit, Baltimore, Washington, D.C., Dallas, Houston, Miami/Ft. Lauderdale, Seattle, San Diego, St. Louis, Pittsburgh, Phoenix, Denver, Milwaukee, Indianapolis, Hartford, Omaha, Providence, Cleveland, Portland (Oregon), Salt Lake City, Nashville, Chattanooga, Knoxville, Birmingham, Cincinnati, Columbus (Ohio), Charlotte, Tampa Bay, Sacramento, Minneapolis-St. Paul, Atlanta and Orlando, including 19 of the 20 largest metropolitan areas. As of December 31, 1997, the fiber optic networks of the Company's wholly-owned subsidiaries spanned over 9,470 route miles, contained over 491,090 fiber miles and served approximately 13,510 buildings.

  On July 2, 1996, TCG issued 27,025,000 shares of TCG Class A Common Stock (the "Stock Offering") which resulted in gross proceeds of approximately $432.4 million as part of an initial public offering, $300 million of 9 7/8% Senior Notes due 2006 (the "1996 Senior Notes") and $1,073 million aggregate principal amount at maturity of 11 1/8% Senior Discount Notes due 2007 (the "1996 Senior Discount Notes" and, together with the 1996 Senior Notes, the "1996 Notes"). Prior to the 1996 Notes offering and the Stock Offering (collectively, the "1996 Offerings"). TCG was owned by subsidiaries of the Cable Stockholders. The business was operated through TCG and, beginning in 1992, TCG Partners, which is a New York general partnership owned prior to the TCG Reorganization by the Cable Stockholders in the same percentages as TCG. TCG Partners was formed to invest, with TCG, the Cable Stockholders and other cable operators, in 14 Local Market Partnerships to develop and operate local telecommunications networks. The Local Market Partnerships were owned by TCG, and/or TCG Partners, certain of the Cable Stockholders which had cable operations in the particular markets addressed by the Local Market Partnerships and, in some cases, other cable operators in such markets. To simplify this complex ownership structure, the Company and the Cable Stockholders completed the TCG Reorganization whereby, TCG agreed to consolidate the ownership of TCG Partners and of the Local Market Partnerships as wholly-owned subsidiaries of TCG. As part of this process, certain of the other cable operators agreed to sell their interests in the Local Market Partnerships to TCG directly or through a Cable Stockholder. See "Business-- The TCG Reorganization". The financial statements for one of the Local Market Partnerships were previously consolidated with those of TCG. Therefore, as a result of the TCG Reorganization, TCG consolidated the financial statements of the remaining 13 of the 14 Local Market Partnerships.

  In response to customer demand, the Company plans to increase the geographic reach and density of its existing networks by deploying additional fiber optic rings and connecting additional customers to its networks. The costs associated with the initial installation and expansion of each network, including development, installation, certain organizational costs and early operating expenses, are significant and result in negative cash flow for that market until an adequate customer base and revenue stream have been established. In addition to capital expenditures, TCG begins to incur direct operating costs upon commencement of the installation phase of a network for such items as salaries and office rent. The exact amounts and timing of these expenditures and costs are subject to a variety of factors which may vary greatly by geographic market. As network installation progresses, TCG incurs rights-of-way costs, increased sales and marketing expenses (including sales commissions) and, in certain markets, franchise fees and taxes paid to local governments based on revenue. Although TCG's revenues have increased substantially, TCG's expenses associated with the expansion and development of its local telecommunications networks have exceeded such revenues. TCG expects its net losses to grow as it continues to expand its networks. However, generally, after the network infrastructure is established, TCG can add customers and increase revenues with less additional expense. After a customer is added and the volume of such customer's communications traffic handled by TCG grows, incremental revenues can be added with minimal additional expense, providing significant contributions to EBITDA (earnings (loss) before interest, income taxes, depreciation, amortization, minority interest and equity in losses of unconsolidated affiliates). For 1997, "Recurring EBITDA" is defined as EBITDA excluding a one-time non-recurring charge for acquired in-process research and development costs. See "Year Ended December 31, 1997 Compared to Year Ended December 31, 1996--EBITDA."

  As of December 31, 1997, TCG's consolidated financial statements reflect the results of TCG's wholly-owned subsidiaries. The consolidated statements of operations and cash flows include equity in the losses of BizTel for ten months and of ETC for two months. See "Business--Other Recent Developments". On June 1, 1997, TCG entered into a Technical Services Agreement with KCFN whereby TCG assumed managerial oversight of the day-to-day operations of KCFN. TCG has recorded the results of operations from that date.

  For the year ended December 31, 1997, TCG's capital expenditures, its acquisitions and working capital were funded by the 1997 Equity Offering, which raised approximately $328.7 million of aggregate gross proceeds and the 1996 Offerings, which raised approximately $1.3 billion of aggregate gross proceeds.

  The development of TCG's business, the construction and expansion of its telecommunications networks and its operating expenses require significant expenditures, often resulting in negative cash flow. Although TCG generated positive Recurring EBITDA for 1997, several of its subsidiaries did not and will not generate positive EBITDA until such time as adequate customer bases are established.

RESULTS OF OPERATIONS

  The following tables present historical financial information for 1997 and 1996 and unaudited pro forma financial data for 1996, as if the TCG Reorganization had occurred at the beginning of the year. Pro forma adjustments include the reversal of TCG's equity in losses of 13 Local Market Partnerships for 1996, as well as amortization of the goodwill which was recorded upon closing of the transactions and the reduction of interest expense from the conversion to equity of subordinated debt owed by TCG to the Cable Stockholders. Such information is presented for a more meaningful comparison between 1997 and 1996. The unaudited pro forma financial data does not purport to represent what TCG's results of operations or financial condition would actually have been if the transactions that give the rise to the pro forma adjustments had occurred on the date assumed.

                                                            PRO FORMA FOR THE
                                                          TCG REORGANIZATION (5)
                              YEARS ENDED DECEMBER 31,          YEAR ENDED
                              --------------------------       DECEMBER 31,
                                  1997          1996               1996
                              ------------  ------------  ----------------------
                                (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
STATEMENTS OF OPERATIONS
 DATA:
Revenues:
  Telecommunications
   service..................  $    494,304  $    244,864       $    283,383
  Management and royalty
   fees from Local Market
   Partnerships(1)..........           --         22,805                --
                              ------------  ------------       ------------
Total Revenues..............       494,304       267,669            283,383
Operating expenses..........       283,440       157,591            172,374
Selling, general and
 administrative
 expenses(2)................       165,977        85,025             98,436
In-process research and
 development costs(3).......        22,000           --                 --
Depreciation and
 amortization...............       155,402        78,416             96,260
                              ------------  ------------       ------------
Operating loss..............      (132,515)      (53,363)           (83,687)
                              ------------  ------------       ------------
Interest:
  Interest income...........        31,111        30,219             29,163
  Interest expense..........      (116,172)      (73,633)           (66,946)
                              ------------  ------------       ------------
Net Interest expense........       (85,061)      (43,414)           (37,783)
                              ------------  ------------       ------------
Minority interest(4)........           --          3,520              4,713
Equity in losses of
 unconsolidated affiliates..        (3,427)      (19,400)            (7,650)
                              ------------  ------------       ------------
Loss before income taxes....      (221,003)     (112,657)          (124,407)
Income tax provision........        (1,664)       (2,193)            (2,193)
                              ------------  ------------       ------------
Net loss....................  $   (222,667) $   (114,850)      $   (126,600)
                              ============  ============       ============
Net loss per share..........  $      (1.34) $      (1.00)      $      (0.86)
                              ============  ============       ============
Weighted average number of
 shares.....................   165,728,059   114,443,695        146,423,705
                              ============  ============       ============

--------
(1) Under the terms of various management services arrangements among TCG and its unconsolidated Local Market Partnerships and certain other affiliates, TCG provided operating and administrative support services to such entities, for which it earned management fees. Upon consummation of the TCG Reorganization, these fees were no longer reflected as revenues.
(2) Included in selling, general, and administrative expenses are expenses incurred for services provided to the Local Market Partnerships, in the amount of $21.4 million, for the year 1996.
(3) In December 1997, TCG evaluated the acquired assets and liabilities of CERFnet, and as a result of the evaluation, TCG expensed acquired in-process research and development costs.
(4) Minority interest reflects TCI and Continental affiliates' interests in TCG St. Louis for 1996. In 1996, after giving effect to the TCG Reorganization and the debt and equity offerings consummated in 1996, the minority interest reflects Viacom Telecom, Inc.'s equity interests of 22.2% and 22.9% in TCG Seattle and TCG San Francisco, respectively, and InterMedia Partners' equity interest of 4.2% in TCG San Francisco. In 1997 TCG no longer recorded minority interest for the Local Market Partnerships due to the completion of the TCG Reorganization.
(5) Pro forma financial information for the year ended December 31, 1996 is as if the TCG Reorganization had occurred at the beginning of the year. Pro forma adjustments include the reversal of TCG's equity in the losses of 13 Local Market Partnerships, as well as amortization of the goodwill which was recorded upon closing of the transactions and the reduction of interest expense from the conversion to equity of subordinated debt owned by TCG to the Cable Stockholders. Such information is presented for a more meaningful comparison between 1997 and 1996.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

 Revenues

  Total revenues increased to $494.3 million for 1997 from $267.7 million for 1996, representing an increase of $226.6 million, or 85%. Pursuant to the TCG Reorganization, TCG consolidated the financial statements of the Local Market Partnerships, which accounted for 17% of total revenue for the year ended December 31, 1997. Telecommunications services revenue increased to $494.3 million for 1997 from $244.9 million for 1996, an increase of $249.4 million, or 102%. Revenues increased in every category, most significantly in switched services. These increases reflect increased sales of services in existing and new markets and the growth of TCG's customer base. Had telecommunications services revenue generated by unconsolidated Local Market Partnerships been included in the consolidated financial statements of the Company for all of 1996, total revenues would have increased to $494.3 million for 1997 from $283.4 million for 1996, on a pro forma basis, an increase of $210.9 million, or 74%. This growth in revenues is a direct result of increased market penetration of all telecommunications services offered in existing markets and the addition of new markets. Total revenues for the year ended December 31, 1997, include $48.1 million attributable to (i) ETC and CERFnet, which were acquired by TCG during the first quarter of 1997, and (ii) BizTel, which was acquired by TCG in the last quarter of 1997. TCG consolidated the financial statements of ETC, CERFnet and BizTel from the dates of acquisition.

  Annualized monthly recurring revenue increased to approximately $619.9 million for December 1997 from $329.0 million on a pro forma basis for December 1996, an increase of $290.9 million, or 88%. Monthly recurring revenue represents monthly service charges billable to telecommunications services customers for the month indicated, excluding non-recurring revenues for certain one-time services, such as installation fees or equipment charges.

  Switched services revenue increased to $215.2 million for 1997 from $113.0 million on a pro forma basis for 1996, an increase of $102.2 million, or 90%. The increase is due primarily to: increases in switched, local and toll services revenue; long distance carrier access usage volumes; and sales of additional enhanced switched services products to customers in existing and new markets. Dedicated services revenue increased to $252.4 million for 1997 from $161.7 million for 1996, on a pro forma basis, an increase of $90.7 million, or 56%. TCG's data and Internet revenues increased to $22.1 million for 1997 from $1.5 million on a pro forma basis for 1996, an increase of $20.6 million.

  Management fees were directly related to operating and administrative support services provided by TCG to the Local Market Partnerships. Royalty fees were charged to the Local Market Partnerships based on revenue. As a result of the TCG Reorganization, management and royalty fees from the Local Market Partnerships were no longer reflected as revenue beginning July 1, 1996, due to the consolidation of the Local Market Partnerships.

 Operating Expenses

  Operating expenses increased to $283.4 million for 1997 from $157.6 million for 1996, an increase of $125.8 million, or 80%. Pursuant to the TCG Reorganization, TCG consolidated the financial statements of the Local Market Partnerships, the operating expenses of which accounted for 17% of the total operating expenses for the year ended December 31, 1997. The remaining increases are primarily attributable to costs associated with the expansion of networks throughout the country, including compensation costs for technical personnel, access, bad debt, rent and maintenance expenses. The increase in operating expenses is also attributable to the access and maintenance expenses associated with the growth of switched services in existing markets and the expansion into new markets. Offsetting these expense increases are reductions in expenses due to renegotiation of interconnection agreements with ILECs. Operating expenses increased to $283.4 million for 1997 from $172.4 million on a pro forma basis for 1996, an increase of $111.0 million, or 64%. Operating expenses were approximately 57% and 59% of revenue for the years ended December 31, 1997 and 1996, respectively, and 61% of revenue for the year ended December 31, 1996 on a pro forma basis.

 Selling, General and Administrative Expenses

  Selling, general and administrative expenses increased to $166.0 million for 1997 from $85.0 million for 1996, an increase of $81.0 million, or 95%. Pursuant to the TCG Reorganization, TCG has consolidated the financial statements of the Local Market Partnerships, the selling, general and administrative expenses of which accounted for 23% of the total selling, general and administrative expenses for the year ended December 31, 1997. The remaining increase is a result of the continued expansion of network infrastructure to support continued expansion of the Company's networks, including costs associated with servicing the increased number of dedicated, switched, data and Internet services customers. These costs include expenses related to compensation, including commissions, occupancy, professional fees and various marketing and promotional expenses. Selling, general and administrative expenses increased to $166.0 million for 1997 from $98.4 million, on a pro forma basis, for 1996, an increase of $67.6 million, or 69%. Selling, general and administrative expenses were approximately 34% and 32% of revenue for the year ended December 31, 1997 and 1996, respectively, and 35% of revenue for the year ended December 31, 1996 on a pro forma basis.

 EBITDA

  TCG recorded a one-time, non-recurring charge of $22 million for certain acquired in-process research and development costs related to the acquisition of CERFnet. For comparison purposes, Recurring EBITDA for 1997 is defined as EBITDA excluding the one-time charge for acquired in-process research and development costs. Recurring EBITDA increased to $44.9 million for 1997 from EBITDA of $25.1 million for 1996, an increase of $19.8 million. The increase in Recurring EBITDA is primarily attributable to increases in dedicated and switched revenues. Recurring EBITDA increased to $44.9 million for 1997 from EBITDA of $12.6 million on a pro forma basis for 1996, an increase of $32.3 million. Comparing 1997 to 1996 on a pro forma basis, TCG has reduced its operating and administrative expenses, as a percentage of revenues, primarily by obtaining lower unit access costs through negotiation of, and participation in, regulatory proceedings relating to various interconnection and reciprocal agreements with ILECs across the country, and by obtaining greater efficiencies through automation.

 Depreciation and Amortization Expense

  Depreciation and amortization expense increased to $155.4 million for 1997 from $78.4 million for 1996, an increase of $77.0 million, or 98%. This increase is primarily attributable to increased depreciation associated with the expansion of the local telecommunications networks throughout the country and increased amortization of goodwill, FCC licenses and other intangibles related to various 1997 and 1996 acquisitions. Depreciation and amortization expense increased to $155.4 million for 1997 from $96.3 million on a pro forma basis for 1996, an increase of $59.1 million, or 61%.

 Interest Income

  Interest income increased to $31.1 million for 1997 from $30.2 million for 1996, an increase of $0.9 million. This increase is attributable to an increase in the average outstanding balance of cash and cash equivalents and marketable securities that resulted from the proceeds of the 1996 Offerings and the 1997 Equity Offering.

 Interest Expense

  Interest expense increased to $116.2 million for 1997 from $73.6 million for 1996, an increase of $42.6 million. This increase resulted from interest on the Company's Senior Notes, Senior Discount Notes and the TCI Subordinated Note. The TCI Subordinated Note was repaid on December 31, 1997, at a discounted value of $25.1 million. In 1996, TCG recorded interest on the Revolving Credit Agreement and borrowings under the loan facility with the Cable Stockholders. Pursuant to the TCG Reorganization, TCG no longer had these debts, and therefore, no interest expense was recorded in 1997. Offsetting this decrease is the interest expense recorded on the bank debt which TCG assumed in the acquisition of ETC.

 Equity in Losses of Unconsolidated Affiliates

  Equity in losses of unconsolidated affiliates decreased to $3.4 million for 1997 from $19.4 million for 1996, or a decrease of $16.0 million. This decrease resulted primarily from the consolidation of the Local Market Partnerships and ETC.

 Income Taxes

  In 1997 and 1996, TCG generated net operating losses and, accordingly, incurred a net tax benefit. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," such tax benefit was fully offset, each year, by a valuation allowance. Both the 1997 and 1996 provisions for income taxes resulted from state income taxes where TCG is required to file separate state income tax returns.

  At December 31, 1997, TCG had operating loss carry-forwards for tax purposes of approximately $523.0 million, expiring principally in 2003 through 2013. Approximately $49.0 million of the net operating loss carryforward relates to the acquisitions of BizTel and ETC.

 Net Loss

  The Company's results for 1997 reflected a net loss of $222.7 million, compared to a net loss of $114.9 million for 1996, or an increase of $107.8 million. This increase in net loss is attributable to the factors discussed above. Net loss increased to $222.7 million for 1997 from $126.6 million on a pro forma basis for 1996, or an increase of $96.1 million.

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

  On a pro forma basis, switched services revenue increased to $113.0 million for 1996 from $63.9 million for 1995, an increase of $49.1 million, or 77%. The increase is due primarily to: increases in switched, local and toll services revenue; long distance carrier access usage volumes; and sales of additional enhanced switched services products to customers in existing and new markets. On a pro forma basis, dedicated services revenue increased to $161.7 million for 1996 from $116.5 million, which included $1.7 million in data services products for 1995, an increase of $45.2 million, or 39%.

  Management and royalty fees from Local Market Partnerships decreased to $22.8 million for 1996, a decrease of $8.7 million, or 28%, from $31.5 million for 1995. Management fees are directly related to operating and administrative support services provided by TCG to the former Local Market Partnerships. The royalty fees were charged to the Local Market Partnerships based on revenue. As a result of the TCG Reorganization, management and royalty fees from the Local Market Partnerships are no longer reflected as revenue beginning July 1, 1996, due to the consolidation of the Local Market Partnerships.

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

 EBITDA

  EBITDA increased to $25.1 million for 1996 from $22.6 million for 1995, an increase of $2.5 million. This increase is primarily attributable to increases in dedicated and switched revenues. Additionally, on a pro forma basis, TCG has reduced its operating and administrative expenses, as a percentage of revenues, primarily by obtaining lower unit access costs through negotiation of, and participation in, regulatory proceedings relating to various interconnection and reciprocal agreements with ILECs across the country, and by obtaining greater efficiencies through automation. On a pro forma basis, EBITDA increased to $12.6 million for 1996 from $0.6 million for 1995, an increase of $12.0 million. The Local Market Partnerships are included in the pro forma financial data as a result of the TCG Reorganization.

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

 Interest Income

  Interest income increased to $30.2 million for 1996 from $4.1 million for 1995, an increase of $26.1 million. This increase is attributable to interest earned on the cash and cash equivalents and marketable securities that resulted from the proceeds of the 1996 Offerings.

 Interest Expense

  Interest expense increased to $73.6 million for 1996 from $23.3 million for 1995, an increase of $50.3 million. This increase resulted from interest on the Company's Senior Notes, Senior Discount Notes, and the TCI Subordinated Note, offset by the absence of approximately six months of interest associated with the Revolving Credit Agreement and borrowings under a loan agreement from the Cable Stockholders for the year ended December 31, 1996.

 Equity in Losses of Unconsolidated Affiliates

  Equity in losses of unconsolidated affiliates decreased to $19.4 million for 1996 from $19.5 million for 1995, a decrease of $0.1 million. This decrease resulted from the consolidation of the Local Market Partnerships in June 1996, offset by greater losses in 1996 versus 1995.

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

LIQUIDITY AND CAPITAL RESOURCES

  As of December 31, 1997, TCG had total assets of approximately $2.5 billion, an increase of approximately $400.0 million from $2.1 billion as of December 31, 1996. The Company's current assets of $600.2 million as of December 31, 1997, exceeded current liabilities of $375.3 million, providing working capital of $224.9 million. Network and equipment, net of depreciation as of December 31, 1997, aggregated approximately $1.5 billion.

  Net cash provided by financing activities for the years ended December 31, 1997 and 1996 was $258.6 million and $1.1 billion, respectively. Cash flows from financing activities for 1997 consisted primarily of proceeds from the 1997 Equity Offering and to a lesser extent from the exercise of employee stock options, and such cash flows were partially offset by the repayment of the TCI Subordinated Note and principal payments on capital leases. Cash flows from financing activities for 1996 consisted primarily of proceeds from the 1996 Offerings and the issuance of long-term debt, partially offset by the repayment of outstanding bank indebtedness and the purchase of treasury stock. Net cash (used in) provided by operating activities was $(21.2) million and $93.6 million for the years ended December 31, 1997 and 1996, respectively. Net cash used for investing activities was $341.6 million and $913.5 million for the years ended December 31, 1997 and 1996, respectively, comprised primarily of capital expenditures and purchases of marketable securities in both years offset by the sale of certain marketable securities and investment in and advances to unconsolidated affiliates in 1996. As of December 31, 1997, cash and cash equivalents were $173.3 million and marketable securities were $306.8 million.

  TCG made capital expenditures of $501.0 million and $358.2 million on a pro forma basis for the years ended December 31, 1997 and 1996, respectively. The Company anticipates that capital expenditures (excluding acquisitions) will be in excess of $1.1 billion in the aggregate in 1998, and will primarily be used for the expansion, development and construction of its networks, the acquisition and deployment of switches and the expansion of operating support systems.

  Earnings before fixed charges were insufficient to cover fixed charges for the year ended December 31, 1997 and 1996 by $221.0 million and $116.2 million, respectively. On a pro forma basis for the TCG Reorganization, the Company's earnings would have been insufficient to cover fixed charges for the year ended December 31, 1996 by $129.1 million.

  TCG has incurred significant net operating losses resulting from the development and operation of new networks which TCG expects will continue as it expands its networks. Persistent demands from TCG's customers for capital intensive local services drives the development, construction and expansion of its networks. While cash provided by operations may be sufficient to fund modest incremental growth it may not be sufficient to fund the extensive expansion and development of networks as currently planned.

 Offerings

  On July 2, 1996, TCG issued 27,025,000 shares of TCG Class A Common Stock which resulted in gross proceeds of approximately $432.4 million as part of an initial public offering, $300 million of 1996 Senior Notes and $1,073 million aggregate principal amount at maturity of 1996 Senior Discount Notes. Prior to the 1996 Offerings, TCG was owned by subsidiaries of the Cable Stockholders. The business was operated through TCG and, beginning in 1992, TCG Partners, which is a New York general partnership owned prior to the TCG Reorganization by the Cable Stockholders in the same percentages as TCG. TCG Partners was formed to invest, with TCG, the Cable Stockholders and other cable operators, in 14 Local Market Partnerships to develop and operate local telecommunications networks. The Local Market Partnerships were owned by TCG, and/or TCG Partners, certain of the Cable Stockholders which had cable operations in the particular markets addressed by the Local Market Partnerships and, in some cases, other cable operators in such markets. To simplify this complex ownership structure, the Company and the Cable Stockholders completed the TCG Reorganization whereby, TCG agreed to consolidate the ownership of TCG Partners and of the Local Market Partnerships as wholly-owned subsidiaries of TCG. As part of this process, certain of the other cable operators agreed to sell their interests in the Local Market Partnerships to TCG directly or through a Cable Stockholder. See "Business-- The TCG Reorganization". The financial statements for one of the Local Market Partnerships were previously consolidated with those of TCG. Therefore, as a result of the TCG Reorganization TCG consolidated the financial statements of only 13 of the 14 Local Market Partnerships.

  On November 13, 1997, TCG consummated a public offering of 17,250,000 shares of TCG Class A Common Stock (the "1997 Equity Offering"). Of the 17,250,000 shares, 7,304,408 shares were offered by TCG

(realizing net proceeds of approximately $317.4 million after deducting the underwriting discount and expenses of approximately $11.3 million to the Company) and 9,945,592 shares were offered by Continental Holding Company, a Massachusetts business trust, the shares of which are owned by Continental, which is wholly owned by U S WEST, Inc. Continental acquired its interest in TCG in May 1993. As a result of the consummation of the 1997 Equity Offering, Continental does not hold any shares of TCG Common Stock.

  TCG has invested the proceeds from the 1996 Offerings and the 1997 Equity Offering in marketable securities such as Treasury bills, floating rate notes and commercial paper. TCG will utilize the remaining proceeds to expand its networks, for acquisitions and to provide funds for working capital.

 Available Credit

  Effective as of March 1, 1997, TCG completed its acquisition of ETC. As part of the acquisition, TCG assumed ETC's credit facility with an outstanding amount of $52.6 million. This facility, which ETC entered into in October 1995, is a $60.0 million credit facility (the "ETC Facility") with certain banks. The ETC Facility provides for interest based upon either the base rate, or London Interbank Offered Rate ("LIBOR"), adjusted as defined in the ETC Facility (7.4375% at December 31, 1997), which is payable quarterly. The balance outstanding is due on September 30, 1998. Borrowings under the ETC Facility are collateralized by substantially all of the assets and outstanding common stock of TCG Delaware Valley, Inc. In addition, the ETC Facility contains certain restrictive covenants which, among other things, requires TCG Delaware Valley to maintain certain debt service coverage ratios and limit the payment of dividends and capital expenditures. TCG is currently in compliance with the terms of the covenants. In addition, TCG Delaware Valley is required to pay .375% per year on the available portion of the ETC Facility. The total outstanding balance at December 31, 1997, was $52.6 million.

  To finance TCG's capital expenditures, acquisitions, investments, working capital and for other general corporate purposes, TCG's wholly-owned subsidiary, TCG New York, Inc. ("TCGNY"), amended its $250 million Revolving Credit Agreement to a $400 million Revolving Credit Agreement on July 28, 1997. The Revolving Credit Agreement is secured by (i) the stock of the following TCGNY wholly-owned subsidiaries: TC New York Holdings I, Inc., TC New York Holdings II, Inc., TC Systems, Inc., TCG Payphones, Inc. and the partnership interests in Teleport Communications, (ii) a negative pledge on the assets and a pledge of the stock of each existing and future subsidiary of TCGNY, (iii) a negative pledge on the contracts that relate to TCGNY operations, (iv) upstream guarantees from any existing and future subsidiaries of TCGNY and (v) a lien on all present and future intercompany indebtedness owned to TCGNY from TCG and all of its subsidiaries. There is no outstanding balance as of December 31, 1997. As of December 31, 1997, $344.4 million was available to TCG under the Revolving Credit Agreement.

  The Revolving Credit Agreement contains various covenants and conditions, including restrictions on additional indebtedness, maintenance of certain financial ratios and limitations on capital expenditures TCG is currently in compliance with the terms of these covenants. None of these covenants negatively impact TCG's liquidity or capital resources at this time. In addition, TCG is required to pay .375% per year on the available portion of the Revolving Credit Agreement.

 Future Commitments

  TCG has agreed to purchase substantially all of the assets used in connection with the fiber optic communications system of Kansas City Fiber Network, L.P., a CLEC, a majority of the equity of which is owned by TCI and Time Warner Communications. Pending the closing of such transaction, TCG is providing certain services in connection with the operations of such communications system, which is located in the Kansas City, Missouri/Overland Park, Kansas metropolitan area. The purchase price is approximately $55 million in cash and TCG will be required to assume certain obligations of the seller.

  TCG intends to use the net proceeds from the sale of its shares pursuant to the 1997 Equity Offering and the remaining proceeds from the 1996 Offerings to expand and develop existing and new networks and for general corporate and working capital purposes, which may include acquisitions. A significant portion of such proceeds will be contributed or advanced to the Company's subsidiaries which own and operate the networks in the local markets. Expected capital expenditures for the expansion, development and acquisition of networks and other telecommunications assets include (i) the purchase and installation of switches, electronics, fiber and other additional technologies in existing networks and in networks to be constructed in new markets and (ii) the acquisition and expansion of networks and other telecommunications assets currently owned and operated by other companies. Expected expenditures for general corporate and working capital purposes include (i) expenditures with respect to the Company's management information systems and corporate service support infrastructure and (ii) operating and administrative expenses with respect to new networks and debt service.

  The Company, to meet its capital requirements in 1998, intends to raise additional capital. TCG will continue to take advantage of favorable financing arrangements, including the sale of debt or equity securities in the public markets, private placements, increasing the amount available under the existing credit facilities or adding additional lines of credits. The AT&T Agreement provides that the Company must offer AT&T the right to provide financing which the Company proposes to engage in with third party lenders or other financing sources on the same terms and conditions as the Company could have obtained from such lenders or other sources.

  The Company from time to time evaluates acquisitions and investments in light of TCG's long range plans. Such acquisitions and investments, if realized, could use a material portion of TCG's financial resources and may accelerate the need for raising additional capital in the future.

  Certain of the matters discussed in this report may be forward-looking within the meaning of Section 21E of the Securities Exchange Act of 1934. For example, the acquisition and integration of ACC and the proposed AT&T Merger are subject to inherent uncertainties outside of TCG's control, and there can be no assurance that ACC will perform in accordance with past results or expectations or that either the ACC Merger or the AT&T Merger will be consummated. Factors that could adversely effect TCG's integration and operation of ACC include certain considerations discussed under the caption "Risk Factors" in the ACC S-4, and factors that could adversely effect TCG's operations generally include certain considerations discussed under the caption "Risk Factors" in TCG's Registration Statement on Form S-3 (File No. 333-37597). Such factors could cause future results to vary materially from TCG's historical results of operations filed in the ACC S-4.

EFFECTS OF RECENTLY ISSUED ACCOUNTING STANDARDS

  Comprehensive Income--In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income." This statement is effective for financial statements issued for periods beginning after December 15, 1997. Management has evaluated the effect on its financial reporting from the adoption of this statement and has found the majority of the disclosures to be not applicable and the remainder to be not significant.

  Segments of an Enterprise and Related Information--In June 1997, the FASB also issued SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information." This statement is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 requires the reporting of profit and loss, specific revenue and expense items, and assets for reportable segments. It also requires the reconciliation of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to the corresponding amounts in the general purpose financial statements. The Company has not yet determined what additional disclosures may be required in connection with adopting SFAS 131.

EFFECTS OF INFLATION

  Inflation has not had a significant effect on the Company's operations. However, there can be no assurance that inflation will not have a material effect on the Company's operations in the future.

THE YEAR 2000

  The Year 2000 problem arises from the fact that due to early limitations on memory and disk storage many computer programs indicate the year by only two digits, rather than four. This limitation can cause programs (both system and application) that perform arithmetic operations, comparisons, or sorting of data fields to yield incorrect results when working outside the year range of 1900-1999. TCG began its investigation into Year 2000 compliance in the fourth quarter of 1996 and expects to complete its analysis during 1998. The analysis covers all network equipment used to provide services to TCG customers, network operations support systems used to support the operations of its networks, and all administrative support systems. TCG is working closely with its vendors to effectuate their Year 2000 correction plans on a timely basis. There can be no assurance that such procedures will be successfully implemented within the required time frames or that additional procedures will not be necessary. A failure of TCG's or of its significant vendors' computer systems could have a material adverse effect on TCG's business and financial position and results of operations. The cost to TCG of the procedures to correct the Year 2000 problem is currently estimated at $5.0 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Registrant's financial statements are included in this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

DIRECTORS

  The information concerning directors of the Company required under this item is incorporated by reference to the Proxy Statement to be filed in connection with the Registrant's Annual Meeting of Shareholders (the "Proxy Statement").

EXECUTIVE OFFICERS

  The information concerning executive officers of the Company required under this item is incorporated by reference to the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

  The information required under this item is incorporated by reference to the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required under this item is incorporated by reference to the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required under this item is incorporated by reference to the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)(1) INDEX TO FINANCIAL STATEMENTS

  The following Audited Financial Statements of the Company are filed as part of this Report:

                                                                          PAGE
                                                                          ----
Independent Auditors' Report............................................. F-1
Balance Sheets at December 31, 1997 and 1996............................. F-2
Statements of Operations for the Years Ended December 31, 1997, 1996 and
 1995.................................................................... F-4
Statements of Changes in Stockholders' Equity and Partners' Capital
 (Deficit) for the Years Ended December 31, 1997, 1996 and 1995.......... F-5
Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and
 1995.................................................................... F-7
Notes to Financial Statements............................................ F-8

(A)(3) INDEX TO EXHIBITS

  See attached Index to Exhibits on pages X-1 through X-2 of this Form 10-K.

(B) REPORTS ON FORM 8-K

  The following reports on Form 8-K were filed during the Company's quarter ended December 31, 1997:

    A report on Form 8-K, dated October 10, 1997, was filed reporting Registrant's filing of a registration statement for the 1997 Equity Offering.

    A report on Form 8-K, dated October 29, 1997, was filed reporting Registrant's financial results for the fiscal quarter ended September 30, 1997.

    A report on Form 8-K, dated October 30, 1997, was filed reporting Registrant's completion of the acquisition of BizTel Communications, Inc.

    A report on Form 8-K, dated November 26, 1997, was filed reporting Registrant's agreement to acquire ACC Corp. in a stock-for-stock merger.

    A report on Form 8-K, dated December 2, 1997, was filed reporting Registrant's agreement to acquire the assets and customer base of Kansas City Fiber Network, L.P.

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES

                     INDEX TO AUDITED FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----
Independent Auditors' Report............................................. F-1
Balance Sheets at December 31, 1997 and 1996............................. F-2
Statements of Operations for the Years Ended December 31, 1997, 1996 and
 1995.................................................................... F-4
Statements of Changes in Stockholders' Equity and Partners' Capital
 (Deficit) for the Years Ended December 31, 1997, 1996 and 1995.......... F-5
Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and
 1995.................................................................... F-7
Notes to Financial Statements............................................ F-8

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Teleport Communications Group Inc.:

  We have audited the accompanying consolidated balance sheets of Teleport Communications Group Inc. and its subsidiaries ("TCG") as of December 31, 1997 and 1996 and the related consolidated statements of operations, changes in stockholders' equity and partners' capital (deficit), and cash flows for the two years then ended and the related combined statements of operations, changes in stockholders' equity and partners' capital (deficit), and cash flows of Teleport Communications Group Inc. and its subsidiaries and TCG Partners ("TCGP"), which were under common ownership and management, for the year ended December 31, 1995. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of TCG and subsidiaries at December 31, 1997 and 1996 and the results of their operations and their cash flows for the years ended December 31, 1997 and 1996 and the results of the combined operations and cash flows of TCG and TCGP for the year ended December 31, 1995 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP
New York, New York
March 3, 1998

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996
                                 (IN THOUSANDS)

                                                           1997        1996
                                                        ----------  ----------
                        ASSETS
Current assets:
  Cash and cash equivalents............................ $  173,331  $  277,540
                                                        ----------  ----------
  Marketable securities................................    306,828     440,806
                                                        ----------  ----------
  Accounts receivable:
    Trade--net of allowance for doubtful accounts
     ($11,684 in 1997 and $5,989 in 1996)..............     85,081      46,325
    Related parties....................................      6,351       4,191
    Miscellaneous--net of allowance for doubtful
     accounts ($297 in 1997 and $1,406 in 1996)........      6,639       6,795
                                                        ----------  ----------
      Accounts receivable--net.........................     98,071      57,311
                                                        ----------  ----------
    Prepaid expenses...................................     13,988       9,531
                                                        ----------  ----------
    Other current assets...............................      7,943       2,373
                                                        ----------  ----------
      Total current assets.............................    600,161     787,561
                                                        ----------  ----------
Fixed assets--at cost:
  Communications network...............................  1,722,093   1,211,922
  Other................................................    150,990      92,307
                                                        ----------  ----------
                                                         1,873,083   1,304,229
  Less accumulated depreciation and amortization.......   (379,987)   (236,967)
                                                        ----------  ----------
  Fixed assets--net....................................  1,493,096   1,067,262
                                                        ----------  ----------
Investments in and advances to unconsolidated
 affiliates............................................      8,822     126,561
                                                        ----------  ----------
Goodwill and other intangible assets, net of
 accumulated amortization ($13,836 in 1997 and $3,789
 in 1996)..............................................    237,806      57,764
                                                        ----------  ----------
Licenses--net of accumulated amortization ($183 in
 1997).................................................     39,503         --
                                                        ----------  ----------
Other assets...........................................     76,913      10,949
                                                        ----------  ----------
      Total assets..................................... $2,456,301  $2,050,097
                                                        ==========  ==========

   The accompanying notes are an integral part of these financial statements.

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                            1997        1996
                                                         ----------  ----------
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities ($4,019 in
   1997 and $1,079 in 1996 with related parties).......  $  282,231  $  215,808
  Current portion of capital lease obligations ($28,172
   in 1997 and $21,139 in 1996 with related parties)...      33,724      24,063
  Short-term bank debt.................................      52,575         --
  Other current liabilities............................       6,742       2,365
                                                         ----------  ----------
    Total current liabilities..........................     375,272     242,236
Capital lease obligations ($13,388 in 1997 and $28,716
 in 1996 with related parties).........................      19,095      34,489
Senior Notes...........................................     300,000     300,000
Senior Discount Notes..................................     734,984     659,567
Unamortized notes costs................................     (23,059)    (25,761)
TCI Subordinated Note (including accrued interest of $0
 in 1997 and $1,007 in 1996)...........................         --       27,007
Other liabilities......................................      18,393      15,689
                                                         ----------  ----------
    Total liabilities..................................   1,424,685   1,253,227
                                                         ----------  ----------
Commitments and contingencies
Stockholders' equity:
  Common Stock, Class A $.01 par value: 450,000,000
   shares authorized, 61,273,746 and 28,668,400 shares
   issued and outstanding at December 31, 1997 and
   1996................................................         613         287
  Common Stock, Class B $.01 par value: 300,000,000
   shares authorized, 121,464,778 and 139,250,370
   shares issued and outstanding at December 31, 1997
   and 1996............................................       1,215       1,393
  Additional paid-in capital...........................   1,654,328   1,197,252
  Unrealized gain (loss) on marketable securities......         164         (25)
  Accumulated deficit..................................    (503,679)   (281,012)
                                                         ----------  ----------
                                                          1,152,641     917,895
  Less cost of Class B Common Stock held in treasury,
   7,975,738 shares at December 31, 1997 and 1996......    (121,025)   (121,025)
                                                         ----------  ----------
    Total stockholders' equity.........................   1,031,616     796,870
                                                         ----------  ----------
Total liabilities and stockholders' equity.............  $2,456,301  $2,050,097
                                                         ==========  ==========

   The accompanying notes are an integral part of these financial statements.

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES

                            STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                       CONSOLIDATED  CONSOLIDATED   COMBINED
                                           1997          1996         1995
                                       ------------  ------------  -----------
Revenues:
  Telecommunications services ($9,968,
   $2,330 and $154 with related
   parties in 1997, 1996 and 1995,
   respectively)...................... $    494,304  $    244,864  $   134,652
  Management and royalty fees from
   affiliates.........................          --         22,805       31,517
                                       ------------  ------------  -----------
    Total revenues....................      494,304       267,669      166,169
                                       ------------  ------------  -----------
Expenses:
  Operating...........................      283,440       157,591       93,118
  Selling, general and
   administrative.....................      165,977        85,025       50,475
  In-process research and development
   costs..............................       22,000           --           --
  Depreciation and amortization.......      155,402        78,416       37,837
                                       ------------  ------------  -----------
    Total expenses....................      626,819       321,032      181,430
                                       ------------  ------------  -----------
Operating loss........................     (132,515)      (53,363)     (15,261)
                                       ------------  ------------  -----------
Interest:
  Interest income.....................       31,111        30,219        4,067
  Interest expense ($2,022, $14,997
   and $18,763 with related parties)
   in 1997, 1996 and 1995,
   respectively.......................     (116,172)      (73,633)     (23,331)
                                       ------------  ------------  -----------
    Total interest....................      (85,061)      (43,414)     (19,264)
                                       ------------  ------------  -----------
Loss before minority interest, equity
 in losses of unconsolidated
 affiliates and income tax provision..     (217,576)      (96,777)     (34,525)
Minority interest.....................          --          3,520          663
Equity in losses of unconsolidated
 affiliates...........................       (3,427)      (19,400)     (19,541)
                                       ------------  ------------  -----------
Loss before income tax provision......     (221,003)     (112,657)     (53,403)
Income tax provision..................       (1,664)       (2,193)        (401)
                                       ------------  ------------  -----------
Net loss.............................. $   (222,667) $   (114,850) $   (53,804)
                                       ============  ============  ===========
Loss per share........................ $      (1.34) $      (1.00) $     (0.77)
                                       ============  ============  ===========
Weighted average number of shares
 outstanding..........................  165,728,059   114,443,695   70,000,140
                                       ============  ============  ===========

   The accompanying notes are an integral part of these financial statements.

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES

               STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND
                          PARTNERS' CAPITAL (DEFICIT)

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                     TOTAL
                                                    UNREALIZED                                   STOCKHOLDERS'
                                                    GAIN (LOSS)                                   EQUITY AND
                                 CLASS B ADDITIONAL     ON                  PARTNERS'              PARTNERS'
                          COMMON COMMON   PAID-IN   MARKETABLE  ACCUMULATED  CAPITAL  TREASURY      CAPITAL
                          STOCK   STOCK   CAPITAL   SECURITIES    DEFICIT   (DEFICIT)   STOCK      (DEFICIT)
                          ------ ------- ---------- ----------- ----------- --------- ---------  -------------
Combined balance at
 January 1, 1995........   $  2  $  --   $  195,388    $--       $ (33,261)  $17,023  $     --     $179,152
Net loss................    --      --          --      --         (32,387)  (21,417)       --      (53,804)
                           ----  ------  ----------    ----      ---------   -------  ---------    --------
Combined balance at
 December 31, 1995......      2     --      195,388     --         (65,648)   (4,394)       --      125,348
Issuance of 27,025,000
 shares of Class A
 Common Stock, net of
 issuance costs of
 $24.8 million..........    270     --      407,374     --             --        --         --      407,644
Conversion of and 42,000
 to 1 stock split of
 $1.00 par value Common
 Stock to 139,250,370
 shares of Class B
 Common Stock as part of
 the TCG
 Reorganization.........     (2)  1,393     307,828     --        (100,514)    4,394        --      213,099
Purchase of 7,975,738
 shares of Class B
 Common Stock from
 Continental
 Cablevision, Inc.......    --      --          --      --             --        --    (121,025)   (121,025)
Conversion of
 subordinated debt to
 parents plus accrued
 interest of $20.6
 million to equity......    --      --      263,602     --             --        --         --      263,602
Issuance of 1,587,791
 shares of Class A
 Common Stock to
 purchase the minority
 interests in two Local
 Market Partnerships....     16     --       22,673     --             --        --         --       22,689
Issuance of 55,609
 shares of Class A
 Common Stock upon
 exercise of options....      1     --          387     --             --        --         --          388
Unrealized loss on
 marketable securities..    --      --          --      (25)           --        --         --          (25)
Net loss................    --      --          --      --        (114,850)      --         --     (114,850)
                           ----  ------  ----------    ----      ---------   -------  ---------    --------
Consolidated balance at
 December 31, 1996......   $287  $1,393  $1,197,252    $(25)     $(281,012)  $   --   $(121,025)   $796,870
                           ----  ------  ----------    ----      ---------   -------  ---------    --------

   The accompanying notes are an integral part of these financial statements.

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES

               STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND
                    PARTNERS' CAPITAL (DEFICIT)--(CONTINUED)

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                      TOTAL
                                                     UNREALIZED                                   STOCKHOLDERS'
                                                     GAIN (LOSS)                                   EQUITY AND
                                 CLASS B  ADDITIONAL     ON                  PARTNERS'              PARTNERS'
                          COMMON COMMON    PAID-IN   MARKETABLE  ACCUMULATED  CAPITAL  TREASURY      CAPITAL
                          STOCK   STOCK    CAPITAL   SECURITIES    DEFICIT   (DEFICIT)   STOCK      (DEFICIT)
                          ------ -------  ---------- ----------- ----------- --------- ---------  -------------
Issuance of 7,304,408
 shares of Class A
 Common Stock, net of
 issuance costs of $11.3
 million................     73     --       317,324     --             --      --           --       317,397
Issuance of 990,639
 shares of Class A
 Common Stock upon
 exercise of options and
 employee stock grants..      9     --        16,484     --             --      --           --        16,493
Issuance of 2,100,000
 shares of Class A
 Common Stock to
 purchase CERFnet
 Services, Inc..........     21     --        47,386     --             --      --           --        47,407
Issuance of 2,757,083
 shares of Class A
 Common Stock to
 purchase remaining
 interest in Eastern
 TeleLogic Corporation..     28     --        46,050     --             --      --           --        46,078
Issuance of 1,667,624
 shares of Class A
 Common Stock to
 purchase the remaining
 interest in BizTel
 Communications, Inc. ..     17     --        29,832     --             --      --           --        29,849
Conversion of 17,785,592
 shares of Class B
 Common Stock to Class A
 Common Stock...........    178    (178)         --      --             --      --           --           --
Unrealized gain on
 marketable securities..    --      --           --      189            --      --           --           189
Net loss................    --      --           --      --        (222,667)    --           --      (222,667)
                           ----  ------   ----------    ----      ---------    ----    ---------   ----------
Consolidated balance at
 December 31, 1997......   $613  $1,215   $1,654,328    $164      $(503,679)   $--     $(121,025)  $1,031,616
                           ====  ======   ==========    ====      =========    ====    =========   ==========

   The accompanying notes are an integral part of these financial statements.

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                           CONSOLIDATED CONSOLIDATED COMBINED
                                               1997         1996       1995
                                           ------------ ------------ ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss................................  $(222,667)   $ (114,850) $ (53,804)
  Adjustments to reconcile net loss to net
   cash (used in) provided by operating
   activities, net of effects of the TCG
   Reorganization and acquisitions:
    Depreciation and amortization.........    155,402        78,416     37,837
    Amortization of notes costs...........      2,702         1,350        --
    Equity in losses of unconsolidated
     affiliates...........................      3,427        19,400     19,541
    In-process research and development
     costs................................     22,000           --         --
    Amortization of deferred credits......    (18,178)       (2,965)    (2,228)
    Provision for losses on accounts
     receivable...........................     11,526         3,442        877
    Accretion of discount on Senior
     Discount Notes.......................     75,417        34,567        --
    Minority interest.....................        --         (3,520)      (663)
    Other.................................     (1,914)          --         --
  (Increase) decrease in operating assets
   and (decrease) increase in operating
   liabilities:
    Accounts receivable...................    (48,608)      (18,386)   (12,771)
    Other assets..........................    (21,786)       (3,596)    (3,108)
    Accounts payable and accrued
     liabilities..........................     (3,709)       97,230     45,832
    Deferred credits......................     25,177         2,530      4,628
                                            ---------    ----------  ---------
      Net cash (used in) provided by
       operating activities...............    (21,211)       93,618     36,141
                                            ---------    ----------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures....................   (462,791)     (294,078)  (139,656)
  Due from related parties................        --        (23,042)    (6,707)
  Purchases of marketable securities, net
   of sales and maturities................    134,166      (440,831)       --
  Purchase of a Local Market Partnership
   interest...............................        --        (11,618)       --
  Capital contributions to Local Market
   Partnerships prior to TCG
   Reorganization.........................        --        (16,435)       --
  Investments in and advances to
   unconsolidated affiliates..............     (6,290)     (127,509)   (65,004)
  Repayment of advances to unconsolidated
   affiliate..............................        --            --       3,400
  Cash paid for acquisitions, net of cash
   acquired...............................     (6,709)          --         --
                                            ---------    ----------  ---------
      Net cash used for investing
       activities.........................   (341,624)     (913,513)  (207,967)
                                            ---------    ----------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term
   debt...................................        --        162,500    159,000
  Payments on bank revolving credit
   facility...............................        --       (250,000)       --
  Proceeds from Senior Notes..............        --        300,000        --
  Proceeds from Senior Discount Notes.....        --        625,000        --
  Costs associated with the Offerings.....    (11,302)      (51,867)       --
  Proceeds from the issuance of Class A
   Common Stock...........................    328,699       432,400        --
  Proceeds from the exercise of employee
   stock options..........................     11,721           388        --
  Purchase of treasury stock..............        --       (121,025)       --
  Capital contributions from minority
   partners...............................        --            --       2,168
  Principal payments on capital leases....    (45,399)      (11,823)    (3,480)
  Repayment of TCI Subordinated Note, net
   of discount............................    (25,093)          --         --
                                            ---------    ----------  ---------
      Net cash provided by financing
       activities.........................    258,626     1,085,573    157,688
                                            ---------    ----------  ---------
NET (DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS..............................   (104,209)      265,678    (14,138)
CASH AND CASH EQUIVALENTS, JANUARY 1......    277,540        11,862     26,000
                                            ---------    ----------  ---------
CASH AND CASH EQUIVALENTS, DECEMBER 31....  $ 173,331    $  277,540  $  11,862
                                            =========    ==========  =========

   The accompanying notes are an integral part of these financial statements.

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

1. ORGANIZATION AND OPERATIONS

  Teleport Communications Group Inc. ("TCG" or the "Company"), the first and largest competitive local exchange carrier ("CLEC") in the United States, offers comprehensive telecommunications services in major metropolitan markets nationwide. TCG competes with incumbent local exchange carriers ("ILECs") by providing high quality, integrated telecommunications services, primarily over fiber optic digital networks, to meet the voice, data and video transmission needs of its customers. TCG's customers are principally telecommunications intensive-businesses, healthcare and educational institutions, governmental agencies, long distance carriers and resellers, Internet service providers, disaster recovery service providers, wireless communications companies and financial services companies. TCG offers these customers technologically advanced telecommunications services, as well as superior customer service, flexible pricing and vendor and route diversity.

  TCG, incorporated in March 1983, and TCG Partners, formed in December 1992, were each owned by Cox Communications, Inc. ("Cox"), Tele-Communications, Inc. ("TCI"), Comcast Corporation ("Comcast"), and Continental Cablevision, Inc. ("Continental") (collectively the "Cable Stockholders") until June 26, 1996.

  In connection with the public offerings of Class A Common Stock, Senior Notes and Senior Discount Notes on July 2, 1996, TCG and its owners entered into a reorganization agreement dated as of April 18, 1996 (the "TCG Reorganization Agreement"), pursuant to which TCG Partners and certain of the Company's unconsolidated affiliates became wholly-owned subsidiaries of TCG and TCG acquired the minority interests of the owners of the remaining unconsolidated affiliates.

TCG REORGANIZATION AND THE 1997 AND 1996 OFFERINGS

 1997 Equity Offering

  TCG filed a registration statement for a public offering (the "1997 Offering") of 17,250,000 shares of Class A Common Stock on October 10, 1997, and the 1997 Equity Offering was consummated on November 13, 1997. Of the 17,250,000 shares, 7,304,408 were offered by the Company and 9,945,592 shares were offered by Continental. The Company did not receive any proceeds from the sale of shares by Continental. The net proceeds to the Company from its sale of shares pursuant to the 1997 Equity Offering were approximately $317.4 million, after deducting the underwriting discount and estimated expenses of approximately $11.3 million.

 1996 Offerings

  On July 2, 1996, the Company issued 27,025,000 shares of Class A Common Stock which resulted in gross proceeds of approximately $432.4 million (the "Stock Offering"), and $300 million of 9 7/8% Senior Notes due 2006 and $1,073 million of aggregated principal amount of maturity of 11 1/8% Senior Discount Notes due 2007 ("the Notes Offerings" and, collectively, with the Stock Offering, the "1996 Offerings") as part of an initial public offering. The Offerings of the Senior Notes and the Senior Discount Notes resulted in aggregate gross proceeds of approximately $925 million. In July 1996, the Company utilized a portion of the net proceeds of the 1996 Offerings to (i) repay $250 million of bank indebtedness plus accrued interest and (ii) purchase 7,975,738 shares of Class B Common Stock owned by Continental for $16.00 per share, less related expenses, for a net cost of $121 million. In addition, a portion of the proceeds was used to loan approximately $115 million to its affiliate Comcast CAP of Philadelphia, Inc. ("Comcast CAP"), as part of the first step in TCG's acquisition of Eastern TeleLogic Corporation. The remaining funds were and will be used to expand and develop existing and new networks, to repay the TCI Subordinated Note, to make acquisitions and for general corporate and working capital purposes.

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


 TCG Reorganization

  Prior to the 1996 Offerings, the Company was owned by the Cable Stockholders. The business was operated through TCG, and beginning in 1992, TCG Partners, which is a New York general partnership owned prior to the TCG Reorganization by the Cable Stockholders in the same percentages as TCG. TCG Partners was formed to invest, with TCG, the Cable Stockholders and other cable operators, in 14 partnerships (the "Local Market Partnerships") to develop and operate local telecommunications networks. The Local Market Partnerships were owned by TCG, and/or TCG Partners, certain of the Cable Stockholders which had cable operations in the particular markets addressed by the Local Market Partnerships, and, in some cases, other cable operators in such markets. To simplify this complex ownership structure, the Company and the Cable Stockholders agreed to consolidate the ownership of TCG Partners and of the Local Market Partnerships as wholly-owned subsidiaries of TCG. As part of this process, certain of the other cable operators agreed to sell their interests in the Local Market Partnerships to TCG directly or through a Cable Stockholder. The financial statements for one of the Local Market Partnerships were previously consolidated with those of TCG. Therefore, TCG consolidated the financial statements of the remaining 13 of the 14 Local Market Partnerships.

  Unaudited pro forma financial information for the year ended December 31, 1996, as if the TCG Reorganization had occurred at the beginning of 1996 is as follows (in thousands, except share amounts):

   Revenues...................................................... $   283,383
                                                                  -----------
   Expenses:
     Operating...................................................     172,374
     Selling, general and administrative.........................      98,436
     Depreciation and amortization...............................      96,260
                                                                  -----------
       Total expenses............................................     367,070
                                                                  -----------
   Operating loss................................................     (83,687)
   Interest:
     Interest income.............................................      29,163
     Interest expense............................................     (66,946)
                                                                  -----------
       Total interest............................................     (37,783)
                                                                  -----------
   Loss before minority interest, equity in losses of
    unconsolidated affiliates and income tax provision...........    (121,470)
   Minority interest.............................................       4,713
   Equity in losses of unconsolidated affiliates.................      (7,650)
                                                                  -----------
   Loss before provision for income taxes........................    (124,407)
   Income tax provision..........................................      (2,193)
                                                                  -----------
   Net loss...................................................... $  (126,600)
                                                                  ===========
   Loss per share................................................ $     (0.86)
                                                                  ===========
   Weighted average number of shares outstanding................. 146,423,705
                                                                  ===========

  Pro forma adjustments include the reversal of TCG's equity in the losses of 13 Local Market Partnerships, as well as amortization of the goodwill which was recorded upon closing of the transactions and the reduction of interest expense from the conversion to equity of subordinated debt owed by TCG to the Cable Stockholders. The pro forma financial information presented above is not necessarily indicative of the operating results which

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

would have been achieved had the transactions occurred at the beginning of the periods presented or of the results to be achieved in the future.

  As of December 31, 1997, TCI, Cox and Comcast owned 42.98%, 34.44% and 22.58%, respectively, of the Company's Class B Common Stock, representing 40.86%, 32.68% and 21.42%, respectively, of the combined voting power of the Company's Common Stock. As of December 31, 1997, TCG was owned 28.49%, 22.37%, 14.66% and 34.48% by TCI, Cox, Comcast and public shareholders, respectively.

THE AT&T MERGER

  On January 8, 1998, TCG entered into an Agreement and Plan of Merger (the "AT&T Agreement") with AT&T Corp., a New York Corporation ("AT&T"), and TA Merger Corp., a Delaware corporation and a wholly-owned subsidiary of AT&T ("AT&T Merger Sub"), pursuant to which, subject to satisfaction of the closing conditions specified therein, AT&T Merger Sub would merge with and into TCG, with TCG surviving as a wholly-owned subsidiary of AT&T (the "AT&T Merger").

  In the AT&T Merger, each share of TCG Class A Common Stock (including shares issued to former ACC stockholders in the ACC Merger, assuming that the ACC Merger occurs prior to the AT&T Merger) and each share of the Class B Common Stock of TCG, par value $0.01 per share (the "TCG Class B Common Stock," and, together with the TCG Class A Common Stock, the "TCG Common Stock") will be converted into 0.943 of a share of AT&T common stock. TCG and AT&T expect that the exchange will be tax-free to TCG stockholders, except to the extent cash is received in lieu of fractional shares. The AT&T Agreement contains customary representations and warranties of the parties, which will not survive effectiveness of the AT&T Merger. In addition, the AT&T Agreement contains certain restrictions on the conduct of TCG's business prior to the consummation of the AT&T Merger. Pursuant to the AT&T Agreement, TCG has agreed, for the period prior to the AT&T Merger, to operate its business in the ordinary course, refrain from taking various corporate actions without the consent of AT&T, and not solicit or enter into negotiations or agreements relating to a competing business combination.

  Pursuant to a Voting Agreement among the Cable Stockholders and AT&T, each Cable Stockholder executed and delivered to TCG a written consent in favor of and approving the AT&T Agreement and the AT&T Merger. As a result, so long as the AT&T Agreement is not amended and no provision of it is waived, no further vote or meeting of TCG Stockholders is necessary to approve or consummate the AT&T Merger.

  Pursuant to the Voting Agreement, each of the Cable Stockholders, on behalf of itself and certain of its affiliates, also agreed that (i) certain right-of-way, colocation and similar agreements with TCG and its affiliates would be amended as of January 8, 1998 to provide that each such agreement would remain in effect for the longer of five years from such date and the current term of such agreement; and (ii) certain existing facilities agreements, facilities lease agreements or other arrangements (including arrangements relating to future agreements) relating to the lease or other grant of right to use fiber optic facilities between such Cable Stockholder or any of its affiliates and TCG or any of its subsidiaries would be automatically amended as of January 8, 1998 to conform with a form of Master Facilities Agreement agreed to by AT&T, the Cable Stockholders and TCG at the time of the execution of the AT&T Agreement.

  Consummation of the AT&T Merger is subject to certain closing conditions, including TCG and AT&T obtaining certain required regulatory approvals and other related consents. Accordingly, there can be no assurance that the AT&T Merger will be successfully consummated or, if successfully completed, when it might be completed.

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


2. SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation--The 1997 consolidated balance sheet and statements of operations and of cash flows include the accounts of TCG and all wholly-owned subsidiaries. The 1996 consolidated balance sheet includes the accounts of TCG and all wholly-owned subsidiaries. The 1996 consolidated statements of operations and of cash flows include equity in losses of unconsolidated affiliates for all the Local Market Partnerships through June 30, 1996 except for TCG St. Louis which was consolidated for the year. As of July 1, 1996, the statements of operations and of cash flows consolidate the operations of the former Local Market Partnerships. For the year ended December 31, 1995, the statements of operations and of cash flows include the combined accounts of TCG and TCG Partners. Investments in which TCG holds less than a 50% interest are accounted for under the equity method. All material intercompany transactions and balances have been eliminated in the financial statements presented.

  Basis of Accounting--The accompanying financial statements have been prepared on the accrual basis of accounting.

  Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash Equivalents--Cash equivalents consist principally of fixed income securities, U.S. Treasury bills, commercial paper, floating rate notes and certificates of deposit with a maturity date of three months or less when purchased.

  Marketable Securities--Marketable securities consist principally of fixed income securities, U.S. Treasury bills, commercial paper, floating rate notes, federal agency notes, federal agency discount notes, corporate medium-term notes, corporate notes, bank notes and certificates of deposit with a maturity date greater than three months when purchased and are stated at market value. Market value is determined by the most recently traded price of the security at the balance sheet date. TCG invests primarily in high-grade marketable securities. All marketable securities are classified as available for sale securities under the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and unrealized holding gains and losses are reflected as part of stockholders' equity. Net realized gains and losses are determined on the specific identification cost method.

  Depreciation and Amortization--Depreciation and amortization are computed on the straight-line basis over the estimated useful lives of the assets or the length of the lease, whichever is shorter. Estimated useful lives are five to 25 years for the communications network and three to five years for other fixed assets, except for buildings which are 40 years.

  When depreciable assets are replaced or retired, the amounts at which such assets were carried are removed from the respective accounts and charged to accumulated depreciation and any gains or losses on disposition are amortized over the remaining original asset lives in accordance with industry practice.

  During 1995, TCG completed a review of the useful lives of its fixed assets. TCG determined that the lives of certain electronics equipment were longer than industry standard, while the lives of other electronics equipment were shorter than industry standard. Therefore, TCG adjusted the estimated useful lives of certain

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

electronics equipment to conform with industry standard, effective December 1, 1995. The effect of these changes increased depreciation expense for the year ended December 31, 1995 by approximately $0.7 million.

  Financial Instruments--Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, marketable securities and accounts receivable. The Company places its temporary cash and cash equivalents and marketable securities with high-quality institutions and, by policy, limits the amount of credit exposure to any one institution. Concentrations of credit risk with respect to accounts receivable are limited due to the dispersion of TCG's customer base among different industries and geographic areas in the United States, by credit granting policies adopted by TCG and by remedies provided by terms of contracts, tariffs and statutes.

  Fair Value of Financial Instruments--The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

  Investments In and Advances to Unconsolidated Affiliates--Investments in and advances to unconsolidated affiliates at December 31, 1997 represents TCG's interest in three companies which TCG accounts for under the cost method of accounting. At December 31, 1996 it is comprised of TCG's advance to ETC and its 49.9% interest in BizTel.

  Goodwill and Other Intangibles--Goodwill represents the excess purchase price paid over the net assets received in the acquisitions of ETC, CERFnet, and the excess purchase price paid over the net assets associated with the purchase of the remaining partnership interests in Teleport Communications, Teleport Communications Boston ("TCB"), TCG Florida, TCG Detroit and TCG San Francisco, as well as goodwill recorded in the financial statements of TCG Pittsburgh, which is included in the consolidated financial statements of TCG after the TCG Reorganization. Goodwill is amortized on a straight-line basis not to exceed 40 years for all entities. The goodwill amortization recorded in 1997, 1996 and 1995 was $7.9 million, $2.2 million and $1.4 million, respectively.

  The carrying value of intangible assets is periodically reviewed and impairments are recognized when the undiscounted expected future cash flows, computed after interest expense derived from the related operations, is less than their carrying value.

  Licenses--FCC Licenses, acquired in the BizTel acquisition, are amortized over a 40 year period in accordance with industry practice. The amortization recorded in 1997 was $0.2 million.

  Deferred Charges--Deferred charges primarily represent advanced payments made by TCG for rights-of-way and node rents, and are expensed over a maximum period of five years. The current portions of $4.6 million and $1.6 million at December 31, 1997 and 1996, respectively, are included in other current assets and the non-current portions, $8.9 million and $8.9 million at December 31, 1997 and 1996, respectively, are included in other assets.

  Deferred Credits--Deferred credits principally represent advance payments received from customers for long-term fiber optic service, and are amortized into income over the life of the related contracts. The current portions, $6.7 million and $2.4 million at December 31, 1997 and 1996, respectively, are included in other current liabilities and the non-current portions, $15.0 million and $9.9 million at December 31, 1997 and 1996, respectively, are included in other liabilities.

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


  Revenue Recognition--Revenue on dedicated line, switch, data, and Internet services is recognized in accordance with the terms of the underlying customer contracts or tariffs and over the period in which the services are provided.

  Income Taxes--TCG accounts for income taxes in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," pursuant to which deferred income tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates currently in effect. State and local taxes are based on factors other than income.

  Net Loss Per Share--In 1997, TCG has adopted SFAS No. 128, "Earnings per Share", which had no effect on its computation of loss per share. Net loss per share is determined by dividing net loss by the weighted average number of common shares outstanding for the period. The computation of fully diluted net loss per share was antidilutive in each of the periods presented; therefore, the amounts reported as primary and fully diluted are the same. As part of the TCG Reorganization, TCG declared a 42,000 to one stock split. All per share amounts and numbers of shares have been restated to reflect the stock split retroactive for the periods presented.

 Recently Issued Accounting Pronouncements

  Comprehensive Income--In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." This statement is effective for financial statements issued for periods beginning after December 15, 1997. Management has evaluated the effect on its financial reporting of the adoption of this statement and has found the majority of required disclosures not to be applicable and the remainder not to be significant.

  Segments of an Enterprise and Related Information--In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." This statement is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 requires the reporting of profit and loss, specific revenue and expense items, and assets for reportable segments. It also requires the reconciliation of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments, in each case to the corresponding amounts in the general purpose financial statements. The Company has not yet determined what additional disclosures may be required in connection with adopting SFAS No. 131.

3. ACQUISITIONS

 BizTel Communications, Inc.

  On October 29, 1997, the Company acquired the remaining 50.1% equity interest in BizTel Communications, Inc. ("BizTel") not owned by the Company in exchange for the issuance of 1,667,624 shares of the Company's Class A Common Stock. The Company had previously acquired a 49.9% interest in BizTel, in February 1996. The total acquisition cost was $40.0 million. BizTel is a holder of Federal Communications Commission ("FCC") licenses to provide telecommunications services utilizing 38 GHz digital milliwave transmission in over 200 geographic areas, which include more than 95 of the 100 largest metropolitan markets and all markets where TCG operates. BizTel's 38 GHz milliwave services can be used to economically connect customers to the Company's fiber optic networks, to provide network redundancy, diverse routing or quick temporary installations and to provide stand-alone facilities where the Company does not have fiber optic networks. As of November 1, 1997, TCG consolidates BizTel's results with its wholly-owned subsidiaries.

  TCG evaluated the acquired assets and liabilities of BizTel, and as a result of the evaluation, TCG ascribed a value to the FCC Licenses of $39.7 million. Such amount is being amortized over 40 years and is reported in the statement of operations in depreciation and amortization expense. Amortization expense related to such FCC Licenses for the year ended December 31, 1997 was $0.2 million.

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


 Eastern TeleLogic Corporation

  Effective as of March 1, 1997, TCG completed its acquisition of Eastern TeleLogic Corporation ("ETC"). In the first of two steps, on October 25, 1996, employees of ETC exercised their stock options and then ETC redeemed the shares of its stock (approximately 47%) not held by Comcast CAP, a corporation owned 51% by Comcast and 49% by TCG. Comcast CAP borrowed at a market interest rate approximately $115 million from TCG as a short-term loan and, in turn, loaned this amount to ETC to effect the redemption. In the second step, TCG acquired Comcast's 51% stock interest in Comcast CAP in exchange for 2,757,083 shares of the Company's Class A Common Stock, resulting in ETC becoming a wholly-owned subsidiary of TCG. After the acquisition, the name of ETC was changed to TCG Delaware Valley, Inc. TCG assumed $52.6 million of debt in this acquisition. TCG retained an independent third party to fully evaluate certain acquired assets of ETC.

  The total acquisition cost for ETC was $178.7 million. The goodwill recorded with this investment, which represented the excess of the Company's investment over the underlying net assets of ETC, was approximately $167.8 million. Such amount is being amortized over 40 years and is reported in the statement of operations in depreciation and amortization expense. Amortization expense related to such goodwill for the year ended December 31, 1997 was $4.2 million.

 CERFnet Services, Inc.

  On February 4, 1997, the Company acquired from General Atomics and General Atomic Technologies Corporation all of the outstanding capital stock of CERFnet Services, Inc. ("CERFnet"), a leading regional provider of Internet-related services to businesses, including dial-up and dedicated Internet access, World Wide Web hosting, and colocation services and Internet training. TCG issued 2,100,000 shares of its Class A Common Stock to CERFnet's former controlling stockholder and granted to it certain registration rights with respect to such shares of Class A Common Stock. After the acquisition, the name of CERFnet was changed to TCG CERFnet, Inc.

  TCG retained an independent third party to evaluate certain of the acquired assets of CERFnet, and as a result of the evaluation, TCG expensed acquired in-process research and development costs of $22.0 million.

  The goodwill recorded with this investment, which represented the excess of the Company's investment over the underlying net assets of CERFnet was approximately $19.9 million. Such amount is being amortized over 10 years and is reported in the statement of operations in depreciation and amortization expense. Amortization expense related to such goodwill for the year ended December 31, 1997 was approximately $1.8 million.

 Summarized Financial Information

  Summarized financial information for the Company's investments, which include BizTel and ETC and six months of the revenues and net losses of the Local Market Partnerships except for TCG St. Louis as of and for the year ended December 31, 1996, is as follows (in thousands):

     Total assets..................................................... $ 68,053
     Total liabilities................................................  185,820
     Total revenues...................................................   63,940
     Net loss.........................................................  (52,311)

 ACC Merger

  On November 26, 1997, TCG entered into an Agreement and Plan of Merger (the "ACC Agreement") by and among TCG, TCG Merger Co., Inc., a Delaware corporation and a wholly-owned subsidiary of TCG

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

("MergerCo"), and ACC Corp., a Delaware corporation ("ACC"), providing for the merger of MergerCo with and into ACC (the "ACC Merger"), with ACC becoming a wholly-owned subsidiary of TCG. ACC is a switch-based provider of telecommunications services to businesses, residential customers, and educational institutions in the United States, United Kingdom and Canada. ACC has recently commenced operations in Germany. The ACC Agreement provides that ACC's stockholders will receive approximately that number of shares of TCG Class A Common Stock for each ACC share, equal to $50 divided by the average per share closing price of TCG Class A Common Stock for a ten-day trading period prior to closing of the transaction. In the event, however, that the average per share closing price of TCG Class A Common Stock during the ten-day trading period prior to closing is below $45, the exchange ratio is fixed at
1.11111 shares of TCG Class A Common Stock for each ACC share, and, if the average per share closing price of TCG Class A Common Stock during the ten-day trading period prior to closing is above $55, the exchange ratio is fixed at
0.90909 of a share of TCG Class A Common Stock for each ACC share. The total aggregate amount of consideration to be received by the ACC stockholders is expected to be approximately $1.0 billion.

  ACC is presently in the process of acquiring US WATS, Inc., ("US WATS") a domestic U.S. long distance reseller. The US WATS acquisition is expected to be complete in early 1998. ACC has agreed that it will not change the agreement governing the acquisition of US WATS without TCG's consent.

  TCG and ACC expect the transaction to be completed by mid-1998, subject to, among other things, approval by a majority of the holders of ACC's outstanding shares. Under the ACC Agreement, ACC has agreed not to solicit or take other actions with respect to any competing proposal, subject to compliance with fiduciary duties. ACC agreed to pay TCG $32.5 million, plus up to $7.5 million for expenses, if the ACC Agreement is terminated under certain circumstances.

  Upon execution of the ACC Agreement, ACC amended its shareholder rights plan to exempt TCG from the 7.5% threshold by which the rights become exercisable. This amendment will remain in effect until December 31, 1998. In the event that the ACC Merger is completed, the underlying rights granted under the ACC shareholder rights plan will be redeemed by ACC.

  Consummation of the ACC Merger is subject to certain closing conditions, including TCG and ACC obtaining required regulatory approvals and other related consents. Accordingly, there can be no assurance that the ACC Merger will be successfully consummated or, if successfully completed, when it might be completed.

 Kansas City Fiber Network, L.P.

  On December 1, 1997, TCG agreed to acquire the assets and customer base of Kansas City Fiber Network, L.P. ("KCFN"), a leading competitive local exchange carrier in the Kansas City metropolitan area owned by TCI and Time Warner Communications for approximately $55 million in cash and the assumption of certain liabilities. KCFN currently operates a fiber optic network over 580 route miles which connects to more than 200 on-net buildings. This acquisition is subject to approval from regulatory authorities which is expected in the second quarter of 1998. On June 1, 1997, TCG entered into a Technical Services Agreement with KCFN whereby TCG assumed managerial oversight of the day-to-day operations of KCFN. TCG has recorded the results of operations of KCFN subsequent to that date.

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


 Pro Forma Financial Information

  Unaudited pro forma financial information for the years ended December 31, 1997 and 1996 as if the TCG Reorganization and the acquisitions of ETC, CERFnet, BizTel, ACC (including US WATS), and KCFN had occurred at January 1, 1996, is as follows (in thousands, except share amounts):

                                                         1997         1996
                                                      -----------  -----------
     Revenue......................................... $   931,500  $   670,312
     Net loss........................................ $  (238,279) $  (167,652)
     Loss per share.................................. $     (1.26) $     (0.96)
     Weighted average number of shares outstanding... 188,747,431  173,811,002

  Pro forma adjustments for the year ended December 31, 1997 include the reversal of TCG's equity in the losses of ETC and BizTel as well as amortization of the intangible assets relating to the aforementioned acquisition. Pro forma adjustments for the year ended December 31, 1996 include (i) the reversal of TCG's equity in the losses of the 13 Local Market Partnerships and ETC, (ii) amortization of the intangible assets relating to the aforementioned acquisitions and (iii) the reduction of interest expense from the conversion of subordinated debt to parents to equity. The pro forma net loss for the year ended December 31, 1996 excludes the effect of the one-time nonrecurring charge for acquired in-process research and development. The pro forma financial information presented above is not necessarily indicative of the operating results which would have been achieved had the transactions occurred at the beginning of the periods presented or of the results to be achieved in the future.

 Cox Fibernet Affiliates

  Pursuant to the terms of three Operator Managed Ventures Services Agreements between TCG and certain affiliates of Cox, TCG has options to acquire up to a 35% interest in the competitive access business conducted by such affiliates of Cox in New Orleans, Oklahoma City and the Hampton Roads, Virginia area. To the extent the Cox competitive access provider has derived revenue from any contract entered into by TCG as a result of sales efforts engaged in by TCG on behalf of such Cox operations, the purchase price shall be the ratio of the annual TCG generated revenue to total annual revenue of the Cox operation multiplied by the book value of the assets of the Cox operation. If such ratio is less than 35%, TCG may purchase the balance, up to 35%, of that Cox operation for the fair market value (as determined in accordance with the Operator Managed Ventures Services Agreements) of the operation. There is no cap or maximum purchase price under the terms of the Operator Managed Ventures Services Agreements. In November 1996, TCG notified Cox of its intention to exercise its option to purchase a 35% interest in Cox's Hampton Roads, Virginia operations. The Company's options to acquire 35% interests in Cox's New Orleans and Oklahoma City operations do not mature until 1999. Cox and TCG engaged in discussions concerning the calculation of the purchase price formula for Hampton Roads, Virginia, and a possible renegotiation and restructuring of their respective rights and obligations of the parties under each of the Operator Managed Ventures Services Agreements. However, in connection with the AT&T Merger, Cox and TCG agreed to suspend their negotiations and to toll the option period until the later of six months after the effective time of the AT&T Merger and the contractual trigger date.

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


4. MARKETABLE SECURITIES

  The following is a summary of TCG's marketable securities and cash equivalents at December 31, 1997 and 1996 (in thousands):

                                                         1997
                                       ----------------------------------------
                                       AMORTIZED UNREALIZED UNREALIZED  MARKET
                                         COST       GAIN       LOSS     VALUE
                                       --------- ---------- ---------- --------
   Commercial paper................... $124,246     $  4      $  (4)   $124,246
   Federal agency discount notes......   33,750      --          (1)     33,749
   Federal agency notes...............   54,524        9         (4)     54,529
   Certificates of deposit............   55,987        3         (6)     55,984
   Corporate medium term notes........   93,114      108         (2)     93,220
   Corporate notes....................   15,000       39        --       15,039
   Bank notes.........................   19,993       18        --       20,011
                                       --------     ----      -----    --------
                                        396,614      181        (17)    396,778
   Less: Cash equivalents.............   89,950      --         --       89,950
                                       --------     ----      -----    --------
   Marketable securities.............. $306,664     $181      $ (17)   $306,828
                                       ========     ====      =====    ========
                                                         1996
                                       ----------------------------------------
                                       AMORTIZED UNREALIZED UNREALIZED  MARKET
                                         COST       GAIN       LOSS     VALUE
                                       --------- ---------- ---------- --------
   Commercial paper................... $338,390     $ --      $ (83)   $338,307
   U.S. Treasury bills................   47,894       33        --       47,927
   Federal agency notes...............  139,481       11        (29)    139,463
   Corporate medium term notes........  118,825       60        (33)    118,852
   Floating rate notes................   19,984       16        --       20,000
                                       --------     ----      -----    --------
                                        664,574      120       (145)    664,549
   Less: Cash equivalents.............  223,743      --         --      223,743
                                       --------     ----      -----    --------
   Marketable securities.............. $440,831     $120      $(145)   $440,806
                                       ========     ====      =====    ========

  The amortized cost and estimated fair value by maturity date as of December 31, 1997 is as follows (in thousands):

                                                   AMORTIZED COST   MARKET VALUE
                                                   --------------   ------------
     Due in one year................................    $313,490      $313,505
     Due after one year through five years..........      83,124        83,273
                                                        --------      --------
       Total........................................    $396,614      $396,778
                                                        ========      ========

  Proceeds from the sale of investments during 1997 and 1996 were $479.5 million and $664.8 million, respectively. Gross gains of $117 thousand and $57 thousand and gross losses of $13 thousand and $2 thousand were realized on these sales in 1997 and 1996, respectively. The change in the net unrealized holding gain from 1997 to 1996 on available-for-sale securities is $189 thousand.

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


5. FIXED ASSETS

  The following is a summary of the Company's fixed assets as of December 31, 1997 and 1996 (in thousands):

                                                           1997        1996
                                                        ----------  ----------
   Communications network.............................. $1,470,081  $  875,152
   Construction in progress............................    252,012     336,770
   Other...............................................    150,990      92,307
                                                        ----------  ----------
                                                         1,873,083   1,304,229
     Less: Accumulated depreciation and amortization...   (379,987)   (236,967)
                                                        ----------  ----------
     Fixed assets--net................................. $1,493,096  $1,067,262
                                                        ==========  ==========

6. LONG-TERM DEBT AND FINANCIAL INSTRUMENTS

  Long-term debt outstanding as of December 31, 1997 and 1996 consisted of the following (in thousands):

                                                               1997      1996
                                                            ---------- --------
   Senior Notes, 9.875%, due 2006.......................... $  300,000 $300,000
   Senior Discount Notes, net of discount of $338,622 and
    $414,039 in 1997 and 1996, respectively, 11.125% due
    2007...................................................    734,984  659,567
   TCI Subordinated Note, 7.5% due 2001, repaid December
    31, 1997...............................................        --    27,007
                                                            ---------- --------
     Total................................................. $1,034,984 $986,574
                                                            ========== ========

  All long-term debt matures subsequent to 2002.

 Senior Notes and Senior Discount Notes

  On July 2, 1996, TCG issued $300 million principal amount of Senior Notes due 2006 and $1,073 million aggregate principal amount at maturity of Senior Discount Notes due 2007 (collectively the "Notes"). The Senior Notes were issued pursuant to an indenture (the "Senior Notes Indenture") between TCG and the United States Trust Company of New York, as trustee, and the Senior Discount Notes were issued pursuant to an Indenture (the "Senior Discount Notes Indenture") and, together with the Senior Notes Indenture (the "Indentures") between the Company and the United States Trust Company of New York, as trustee. The Indentures contain certain restrictive covenants which impose limitations on TCG and certain of its subsidiaries' ability to, among other things: (i) incur additional indebtedness, (ii) pay dividends or make certain other distributions and investments, (iii) create liens, (iv) create dividend and other payment restrictions on subsidiaries, (v) incur certain guarantees, (vi) enter into certain asset sale transactions, (vii) enter into certain transactions with affiliates (including the Cable Stockholders) and
(viii) merge, consolidate or transfer substantially all of the Company's assets. Under the terms of the Indentures, TCG currently is not able to pay dividends. TCG is currently in compliance with the terms of these covenants.

  The Senior Discount Notes were issued at a discount to their aggregate principal amount to generate gross proceeds of approximately $625 million. The Senior Discount Notes accrete at a rate of 11.125% compounded semi-annually, to an aggregate principal amount of $1,073 million by July 1, 2001. Thereafter, interest on the Senior Discount Notes will accrue at the rate of 11.125% per annum and will be payable semi-annually on January 1 and July 1, commencing on January 1, 2002; provided that at any time prior to July 1, 2001, TCG

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

may elect to commence the accrual of cash interest on the Senior Discount Notes, in which case the outstanding principal amount on such Notes will be reduced to their accreted value as of the date of such election and cash interest shall become payable thereafter.

  The Notes will be subject to redemption at the option of TCG, in whole or in part, at any time on or after July 1, 2001, initially at 104.938% of their principal amount in the case of the Senior Notes, and 105.563% in the case of the Senior Discount Notes and declining to 100% of their principal amount on or after July 1, 2004, in all cases plus accrued and unpaid interest thereon to the applicable redemption date. The incurrence of long-term indebtedness by TCG is subject to approval by the New York Public Service Commission (the "NYPSC") and the New Jersey Board of Public Utilities (the "NJPBU"). Both the NYPSC and NJBPU have authorized TCG to issue long-term debt in amounts not to exceed $4 billion.

  The fair value of TCG's long-term debt is estimated based on the quoted market price for the same or similar issues or on borrowing rates currently available to TCG for debt with similar terms and maturities. The fair value of TCG's long-term debt was $1.2 billion and $1.1 billion at December 31, 1997 and 1996, respectively. The total interest expense for the Notes was $105.0 million and $49.3 million for the years ended December 31, 1997 and 1996, respectively.

 The Revolving Credit Agreement

  On May 22, 1995, TCG entered into a Loan Agreement (the "Revolving Credit Agreement") with Toronto Dominion (Texas), Inc., as administrative agent, Chemical Bank, as documentation agent, and the Banks (as defined in the Revolving Credit Agreement) to finance capital expenditures and working capital needs of TCG's subsidiaries and of the Local Market Partnerships and to repay debt of TCG and its subsidiaries to the Cable Stockholders. Borrowings of $250 million were utilized for the growth of TCG. The $250 million of indebtedness under the Revolving Credit Agreement was repaid in July 1996 from the proceeds of the 1996 Offerings.

  On July 28, 1997, TCG, through a wholly-owned subsidiary, TCG New York, Inc. ("TCGNY") amended its $250 million Revolving Credit Agreement to a $400 million Revolving Credit Agreement (the "Revolving Credit Agreement"). The Revolving Credit Agreement is secured by (i) the stock of the following wholly-owned subsidiaries of TCGNY: TC New York Holdings I, Inc., TC New York Holdings II, Inc., TC Systems, Inc., TCG Payphones, Inc. and the partnership interests in Teleport Communications, (ii) a negative pledge with respect to the assets and a pledge of the stock of each existing and future subsidiary of TCGNY, (iii) a negative pledge with respect to the contracts that relate to TCGNY operations, (iv) upstream guarantees from any existing and future subsidiaries of TCGNY, and (v) a lien on all present and future intercompany indebtedness owed to TCGNY from TCG and all of its subsidiaries. The Revolving Credit Agreement provides for interest based upon either the base rate or London Interbank Offered Rate ("LIBOR"), adjusted as defined in the Revolving Credit Agreement. In addition, TCGNY must pay a commitment fee equal to 0.375% per annum on the unused commitment amount. There was no outstanding balance as of December 31, 1997 and 1996. The total interest expense for amounts borrowed and commitment fees under the Revolving Credit Agreement were $1.2 million, $6.3 million and $3.0 million for the years ended December 31, 1997, 1996 and 1995, respectively. At December 31, 1997, the amount available under the Revolving Credit Agreement was $344.4 million.

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


  The commitment will be reduced in equal quarterly installments according to the following schedule:

           YEAR                                    AMOUNT
           ----                                 -------------
                                                (IN MILLIONS)
           2000................................    $ 12.5
           2001................................      35.0
           2002................................      55.0
           2003................................      70.0
           2004................................      90.0
           2005................................     100.0
           2006................................      37.5
                                                   ------
                                                   $400.0
                                                   ======

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

  In December 1995, the capital stock of the wholly-owned Restricted Subsidiaries of TCG was transferred, subject to the pledge, to TCG New York, Inc., a wholly-owned subsidiary of TCG. TCG New York, Inc. assumed all obligations under the Revolving Credit Agreement as of the date of transfer. TCG New York, Inc. is permitted under the terms of the Revolving Credit Agreement to advance funds to TCG. When made, such advances are to be evidenced by notes from TCG to TCG New York, Inc. which will be pledged as collateral under the Revolving Credit Agreement.

  The Revolving Credit Agreement contains various covenants and conditions, including restrictions on additional indebtedness, maintenance of certain financial ratios and limitations on capital expenditures. TCG is currently in compliance with the terms of these covenants. None of these covenants negatively impact TCG's liquidity or capital resources at this time.

  In 1995, TCG entered into interest rate swap agreements to mitigate the impact of changes in interest rates on its long-term bank debt. TCG had no interest rate swaps with commercial banks at December 31, 1997 and 1996. The average fixed interest rate was 5.93% in 1995. These agreements effectively fixed TCG's interest rate exposure on various LIBOR based floating rate notes (which ranged from 5.87% to 5.94%). During July 1996, TCG repaid $250 million of bank indebtedness with the proceeds of the 1996 Offerings. Due to this repayment, TCG is not currently required under its Revolving Credit Agreement to enter into interest rate swap arrangements. Accordingly, during 1996, TCG terminated four interest rate swap arrangements which were due to mature in 1997, for a gain of approximately $1.5 million.

 TCI Subordinated Note

  In connection with the 1996 Offerings, the Cable Stockholders contributed to TCG $269.0 million aggregate principal amount of indebtedness, plus accrued interest from May 1995, except that TCI retained a $26 million subordinated note of TCG, in exchange for Class B Common Stock issued to the Cable Stockholders. The loan agreement was terminated in connection with the TCG Reorganization. Interest and principal on the TCI Subordinated Note were payable in 2001. The TCI Subordinated note was repaid on December 31, 1997 at a discounted value of approximately $25.1 million.

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

 Cable Stockholders Loan Agreement

  TCG had a loan agreement with the Cable Stockholders aggregating $349.6 million ($269.0 million outstanding at December 31, 1995). Borrowings bore interest at 75 basis points above the one-month London Interbank Offered Rate ("LIBOR"). Total interest expense for this loan was $0, $8.4 million and $17.6 million for the years ended December 31, 1997, 1996 and 1995, respectively.

 ETC Facility

  In the acquisition of ETC, TCG assumed ETC's credit facility which was entered into in October 1995 with CoreStates Bank, N.A. and certain other lenders (the "ETC Facility"). The ETC Facility is a $60.0 million credit facility. The ETC Facility provides for interest based upon either the base rate, or LIBOR, adjusted as defined in the ETC Facility (7.4375% at December 31, 1997), which is payable quarterly. The balance outstanding is due on September 30, 1998. Borrowings under the ETC Facility are collateralized by substantially all of the assets and outstanding common stock of TCG Delaware Valley, Inc. In addition, the ETC Facility contains certain restrictive covenants which, among other things, require TCG Delaware Valley to maintain certain debt service coverage ratios and limit the payment of dividends and capital expenditures. TCG is currently in compliance with terms of these covenants. In addition, TCG Delaware Valley is required to pay .375% per year on the available portion of the ETC Facility. The total outstanding balance at December 31, 1997, was $52.6 million.

7. STOCKHOLDERS' EQUITY

 1997 Equity Offering

  Continental acquired its interest in TCG in May 1993. On November 15, 1996, Continental was acquired by U S WEST. In connection with such acquisition, on November 5, 1996, the U.S. Department of Justice announced, and on February 28, 1997, a final judgment was entered (the "Final Judgment") with respect to a settlement with U S WEST and Continental pursuant to which Continental was required to reduce its ownership in TCG below 10% by June 30, 1997, and was required to eliminate such ownership entirely by December 31, 1998. On February 19, 1997, pursuant to the Amended and Restated Stockholders' Agreement dated June 26, 1996, between TCG and the Cable Stockholders (the "Amended Stockholders' Agreement"), Continental converted 4,000,000 shares of Class B Common Stock into 4,000,000 shares of Class A Common Stock and, in accordance with the provisions of Rule 144 promulgated by the Commission under the Securities Act, transferred these shares to one or more third parties. Thereafter, Continental converted an additional 4,500,000 shares of Class B Common Stock, pursuant to the Amended Stockholders' Agreement, and in accordance with the provisions of Rule 144 transferred 3,840,000 of such shares to one or more third parties.

  TCG filed a registration statement for a public offering (the "1997 Equity Offering") of 17,250,000 shares of Class A Common Stock on October 10, 1997, and the 1997 Offering was consummated on November 13, 1997. Of the 17,250,000 shares, 7,304,408 were offered by the Company and 9,945,592 shares were offered by Continental. The Company did not receive any proceeds from the sale of shares by Continental. The net proceeds

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

to the Company from its sale of shares pursuant to the 1997 Equity Offering were approximately $317.4 million, after deducting the underwriting discount and expenses of approximately $11.3 million.

8. EMPLOYEE BENEFIT PLANS

  Teleport Communications Group Retirement Savings Plan--TCG has a Retirement Savings Plan (the "Plan") with a retirement savings component covering substantially all eligible employees of TCG with one or more years of service and a 401(k) savings component covering substantially all eligible employees of TCG. Under the retirement component of the Plan, TCG contributes an amount based on years of service and annual eligible compensation. Under the 401(k) component of the Plan, participants may make pre-tax contributions and TCG matches 50% of the first 6% of annual eligible compensation to a maximum company contribution of $1,500 per employee for employees with more than one year of service. Participants with less than one year of service may make pre-tax contributions without a company match.

  Effective November 1, 1996, the Plan offers TCG's Class A Common Stock as an investment option. The Plan purchases shares on the open market. As of December 31, 1997 and 1996, respectively, 113,553 and 36,186 shares, with a total market value of $6.2 million and $1.1 million, had been purchased under the Plan.

  In 1997, 1996 and 1995, TCG made matching contributions of $1.5 million, $1.1 million, and $0.7 million, respectively, as required by the 401(k) component and $2.2 million, $1.4 million, and $1.0 million, respectively, under the retirement component of the plan.

  TCG has established a non-qualified, funded, deferred compensation Make-Up Plan of Teleport Communications Group Inc. (the "Make-Up Plan") for the Teleport Communications Group Inc. Retirement Savings Plan. The purpose of the Make-Up Plan is to provide certain eligible participants benefits which would have been payable under the Retirement Savings Plan, but were limited by the maximum company match of $1,500, as well as compensation limits set forth by the IRS. Expenses incurred in connection with the Make-Up Plan were approximately $0.9 million in 1997 and were insignificant in 1996 and 1995.

  Teleport Communications Group Unit Appreciation Plan--TCG has established the Teleport Communications Group Unit Appreciation Plan (the "UAP") for 1992 and 1993. During the years ended December 31, 1993 and 1992, TCG made awards of deferred compensation in the form of units (the "Units"), pursuant to the UAP, to certain eligible employees of TCG. Benefits under the UAP are equal to the value of the Units on the date the employee terminates employment or is fully vested in the Units, less the initial base price of the Units. The initial base price of each Unit as of January 1, 1993 and 1992 was $34.85 and $30.00, respectively. Each Unit is equal to 8.4 shares of Class A Common Stock. Except for awards to a certain employee, the appreciation of any Unit is limited to 200% of the initial base price. Pursuant to an employee's employment agreement, there is no limit on the appreciation he may receive under the 1992 UAPs. Awards under the UAP are subject to a five-year vesting schedule, pursuant to which the Units granted were 60% vested as of December 31, 1995 and December 31, 1994, respectively, and fully vested no later than December 31, 1997 and December 31, 1996, respectively, subject to certain exceptions provided therein. The 1992 UAPs were fully vested December 31, 1996 and were paid early in 1997. In connection with the UAP, TCG recognized compensation expense of $15 thousand, $1.4 million and $2.5 million for the years ended December 31, 1997, 1996 and 1995, respectively. In January 1996, TCG adopted a plan which permits the awards under the UAP to be deferred in whole or in part at the election of the participants for periods of up to five years or, with the Administrative Committee's consent, until termination of employment.

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


  The following table provides additional information concerning the Unit Appreciation Plan awards:

                                                                        NUMBER OF
                                   NUMBER       NUMBER                    UNITS       NUMBER                    NUMBER
                                  OF UNITS     OF UNITS     VALUE OF   OUTSTANDING   OF UNITS      VALUE       OF UNITS
                                OUTSTANDING     VESTED       UNITS         AT         VESTED      OF UNITS   OUTSTANDING
                       INITIAL       AT           AT       VESTED AT    DECEMBER        AT       VESTED AT        AT
       YEAR OF          NUMBER  DECEMBER 31, DECEMBER 31, DECEMBER 31,     31,     DECEMBER 31, DECEMBER 31, DECEMBER 31,
        AWARD          OF UNITS     1997         1997         1997        1996         1996         1996         1995
       -------         -------- ------------ ------------ ------------ ----------- ------------ ------------ ------------
1993..................  36,000     5,300        5,300       $369,410      5,300        4,240     $  295,528     23,700
1992.................. 170,850       --           --             --      63,250       63,250      7,695,373    139,200
                       -------     -----        -----       --------     ------       ------     ----------    -------
 Total................ 206,850     5,300        5,300       $369,410     68,550       67,490     $7,990,901    162,900
                       =======     =====        =====       ========     ======       ======     ==========    =======

  Teleport Communications Group Inc. 1996 Equity Incentive Plan--TCG established the Teleport Communications Group Inc. 1996 Equity Incentive Plan (the "Equity Incentive Plan") effective June 27, 1996, to provide opportunities for certain employees of TCG to participate in the appreciation in the value of TCG after the initial public offering. The Board of Directors authorized the issuance of up to 637,792 shares of Class A Common Stock under the Equity Incentive Plan. The Equity Incentive Plan is administered by the Compensation Committee which has full and discretionary power to award shares under the Equity Incentive Plan.

  Under the Equity Incentive Plan, each employee who had an award under the 1992 UAP or the 1993 UAP, whether or not the employee had elected to defer receipt of the payment of benefits thereunder and who is employed by TCG as of June 27, 1996, had the right to waive his/her interest in all or any portion of the employee's benefit in the 1992 UAP or the 1993 UAP. In exchange therefore, the employee was granted a number of shares under the Equity Incentive Plan equal to the value of the portion of the employee's benefit waived (determined as of June 27, 1996) multiplied by 120% and divided by the initial public offering price per share of Class A Common Stock. No employee could receive more than 54,000 shares under the Equity Incentive Plan, and a certain employee was not eligible to participate. One share under the Equity Incentive Plan is equivalent in value to one share of Class A Common Stock. Thus, the value of the benefit payable under the Equity Incentive Plan will fluctuate in accordance with the fair market value of the Class A Common Stock.

  Shares under the Equity Incentive Plan granted in exchange for 1992 UAP benefits are subject to a two-year vesting schedule, with 70% of the shares becoming vested as of June 27, 1997 and the remaining 30% becoming vested as of the June 27, 1998. Shares granted in exchange for the 1993 UAP benefits are subject to a three-year vesting schedule, with 70% of the shares becoming vested as of June 27, 1998 and the remaining 30% becoming vested as of June 27, 1999. A participant shall become 100% vested in his/her shares in the event of death, total disability or a change in control. In the event a participant's employment is terminated for cause, his/her interest in each and every share awarded under the Equity Incentive Plan shall be forfeited.

  Shares under the Equity Incentive Plan will be paid to a participant either in one lump sum cash payment or in shares of Class A Common Stock, as determined at the discretion of the Compensation Committee, on the payment date elected by the participant at the time he/she elects to participate in the Equity Incentive Plan. In general, the payment date elected may be the last business day of any calendar quarter during the period commencing June 30, 1998 and ending June 30, 2001.

  At December 31, 1997 and 1996, respectively, 409,983 and 421,233 shares were outstanding under the Equity Incentive Plan.

  Teleport Communications Group Inc. Stock Option Plan--TCG established the Teleport Communications Group Stock Option Plan (the "SOP") effective September 26, 1993. The SOP is administered at the discretion

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

of the Compensation Committee, which has made long-term incentive compensation awards in the form of non-qualified and incentive stock options to eligible employees. Stock options were granted with exercise prices at or above the fair market value of the shares on the date of grant, and no compensation expense has been recognized in connection with the options. The Compensation Committee may permit the exercise price to be paid in cash, through delivery of other shares of Class A Common Stock, by delivering irrevocable instructions to a financial institution to deliver promptly to TCG the portion of sale or loan proceeds sufficient to pay the exercise price, or through an election to have shares withheld from the shares otherwise to be received by the option holder.

  The following table provides additional information concerning the SOP:

                                         SHARES OF COMMON STOCK
                                        -------------------------
                                        AVAILABLE FOR
                                            GRANT     OUTSTANDING EXERCISE PRICE
                                        ------------- ----------- --------------
   Balance, January 1, 1995............   2,888,046    2,495,304  $ 6.90--10.39
     Authorized........................         --           --             --
     Granted...........................    (285,096)     285,096          14.22
     Exercised.........................         --       (27,115)          6.90
     Forfeited.........................     215,225     (215,225)   6.90--14.22
                                         ----------    ---------
   Balance, December 31, 1995..........   2,818,175    2,538,060  $ 6.90--14.22
     Authorized........................   5,547,683          --             --
     Granted...........................  (2,003,462)   2,003,462   17.46--21.60
     Exercised.........................         --       (55,355)          6.90
     Forfeited.........................     173,443     (173,443)   6.90--21.60
                                         ----------    ---------
   Balance, December 31, 1996..........   6,535,839    4,312,724  $ 6.90--21.60
     Authorized........................         --           --             --
     Granted...........................  (1,935,068)   1,935,068   24.48--55.02
     Exercised.........................         --      (285,332)   6.90--10.39
     Forfeited.........................     155,944     (155,944)   6.90--49.00
                                         ----------    ---------
   Balance, December 31, 1997..........   4,756,715    5,806,516  $ 6.90--55.02
                                         ==========    =========

  Teleport Communications Group Inc. Employee Stock Purchase Plan (1997)--TCG adopted the Teleport Communications Group Inc. Employee Stock Purchase Plan (the "1997 Stock Purchase Plan"), effective July 1, 1997. The 1997 Stock Purchase Plan is administered by the Compensation Committee of the Board of Directors (the "Committee"). As of the first day of each calendar quarter each eligible employee will be granted the option to purchase as of the last day of each calendar quarter, a number of shares determined under a uniform formula specified by the Committee. Each eligible employee was given an option to purchase the number of shares equal to 10% of such employee's compensation plus bonus paid in that calendar quarter, divided by the purchase price per share under the option. No employee can receive options for more than $25,000 worth of shares in any calendar year. The purchase price for one share of Class A Common Stock is 15% below the average closing price of the last ten trading days of the calendar quarter. The Committee authorized the issuance of 1,500,000 shares of Class A Common Stock under the 1997 Stock Purchase Plan. The expense recorded for the year ended December 31, 1997 related to options issued was approximately $0.3 million.

  Teleport Communications Group Inc. Employee Stock Purchase Plan (1996)--TCG adopted the Teleport Communications Group Inc. Employee Stock Purchase Plan (the "1996 Stock Purchase Plan"), effective June 27, 1996. The 1996 Stock Purchase Plan is administered by the Committee. Each eligible

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

employee was given an option to purchase a number of shares of Class A Common Stock up to 10% of such employee's compensation plus bonus paid for the calendar year preceding the year the option is awarded, divided by the purchase price per share under the option. No employee can receive options for more than $25,000 worth of shares in any calendar year. The purchase price for one share of Class A Common Stock is 15% below the initial offering price of $16, or $13.60. The Board of Directors has authorized the issuance of 745,000 shares under the 1996 Stock Purchase Plan. The options expired on June 27, 1997. Options related to 584,686 shares of Class A Common Stock were exercised.

  The expense recorded in each of the years ended December 31, 1997 and 1996 related to the options issued was approximately $0.7 million.

  The following table provides additional information concerning the 1996 and 1997 Employee Stock Purchase Plans:

                                         SHARES OF COMMON STOCK
                                        -------------------------
                                        AVAILABLE FOR
                                            GRANT     OUTSTANDING EXERCISE PRICE
                                        ------------- ----------- --------------
   Balance, January 1, 1996............         --          --    $         --
     Authorized........................     745,000         --            13.60
     Granted...........................    (623,894)    623,894           13.60
     Exercised.........................         --          --              --
     Forfeited.........................      41,001     (41,001)          13.60
                                          ---------    --------
   Balance, December 31, 1996..........     162,107     582,893   $       13.60
     Authorized........................   1,500,000         --              --
     Granted...........................    (109,975)    109,975           35.54
     Exercised.........................         --     (609,651)   13.60--35.54
     Forfeited.........................      83,217     (83,217)          13.60
                                          ---------    --------
   Balance, December 31, 1997..........   1,635,349         --    $         --
                                          =========    ========

  Stock-Based Compensation--In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" which encourages but does not require companies to record compensation cost for stock-based compensation plans at fair value.

  TCG has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25 "Accounting for Stock Issued to Employees," and its related interpretations. Accordingly, no compensation expense has been recorded for its stock awards and employee stock purchase plans, but rather, the Company has determined the pro forma net loss and net loss per share amounts for 1997, 1996 and 1995, as if compensation expense had been recorded for options granted during those years under the fair value method described in SFAS No.
123. Compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Compensation cost for stock appreciation rights and performance equity units is recorded quarterly based on the quoted market price of TCG's stock at the end of the period.

  The Company utilized the Black-Scholes option pricing model to estimate the fair value at the date of grant of options granted during 1997, 1996 and 1995. Under the Black-Scholes model, the volatility factor ranged from 25.0% to 26.4% was used for options granted on or after the date of the 1996 Offerings and the minimum value method was used for options granted prior to the date of the 1996 Offerings, as if there was no market for the

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

Company's common stock in which to monitor stock price volatility. Had TCG adopted SFAS No. 123, net loss and loss per share would have increased as indicated below (in thousands, except share amounts):

                                            1997         1996         1995
                                         -----------  -----------  ----------
   Net loss--as reported................ $  (222,667) $  (114,850) $  (53,804)
                                         ===========  ===========  ==========
   Net loss--pro forma.................. $  (225,625) $  (116,398) $  (53,929)
                                         ===========  ===========  ==========
   Loss per share--as reported.......... $     (1.34) $     (1.00) $    (0.77)
                                         ===========  ===========  ==========
   Loss per share--pro forma............ $     (1.36) $     (1.02) $    (0.77)
                                         ===========  ===========  ==========
   Weighted average number of shares
    outstanding......................... 165,728,059  114,443,695  70,000,140
                                         ===========  ===========  ==========

  Valuation Assumptions--The fair value of options at the date of grant was established using the Black-Scholes model with the following weighted average input assumptions:

                                                                                     ANNUAL
                         EXPECTED EXERCISE  STOCK PRICE            RISK FREE DIV.  FORFEITURE
                           LIFE     PRICE    AT GRANT   VOLATILITY INT. RATE YIELD    RATE
                         -------- --------- ----------- ---------- --------- ----- ----------
1996 Employee Stock
 Purchase Plan Grants...    1.00     $13.60     $16.00     25.0%      5.81%    0%    4.89%
1995, 1996 and 1997
 Stock Option Grants.... 5.00 to  $14.22 to  $14.22 to   0.1% to   5.80% to    0%    0% to
                            7.00     $46.98     $46.98     26.4%      6.73%          5.00%

  The following table summarizes information concerning the remaining options outstanding as of December 31, 1997 for the 1997, 1996 and 1995 option grants and the 1997 Employee Stock Purchase Plan:

                                       OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                          --------------------------------------------- --------------------
                                                WEIGHTED AVG. WEIGHTED              WEIGHTED
                          RANGE OF   NUMBER OF    REMAINING    AVERAGE   NUMBER OF  AVERAGE
                          EXERCISE    SHARES     CONTRACTUAL  EXERCISE    SHARES    EXERCISE
                           PRICES   OUTSTANDING     LIFE       PRICES   EXERCISABLE  PRICES
                          --------- ----------- ------------- --------- ----------- --------
1995, 1996 and 1997
 Stock Option Grants and
 1997 Employee Stock
 Purchase Plan..........  $14.22 to  4,011,154     5.00 to    $14.22 to    2,313     $14.22
                             $55.02                   7.00       $46.98

  Employment Agreements--TCG has employment agreements with certain of its executive officers and senior management personnel. These agreements are effective through dates ending from June 30, 1998 to December 31, 2000, unless terminated earlier by the executive or TCG, and provide for annual salaries, cost-of-living adjustments, additional compensation in the form of bonuses based on the performance of TCG and the executive, and participation in the various benefit plans of TCG. The agreements contain certain benefits to the executive if TCG terminates the executive's employment without cause or if the executive terminates his employment as a result of change in ownership of TCG. The salary and bonus expense related to these employment agreements for the years ended December 31, 1997, 1996 and 1995 approximated $3.6 million, $2.9 million and $2.1 million, respectively. TCG's remaining aggregate commitments for salaries under such agreements is approximately $4.9 million. The commitments for bonuses under these agreements is approximately $1.9 million.

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

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

certain employee whose minimum annual bonus is 50% of base salary. Each executive is entitled to these severance benefits for at least six months following such termination, except for a certain employee whose minimum entitlement period is 30 months.

9. INCOME TAXES

  There are no current income taxes payable based on TCG's operating loss. The current state and local tax expense are based on factors other than income. The following temporary differences compose the net deferred income tax payable (in thousands):

                                                              1997       1996
                                                            ---------  --------
   Deferred income tax liabilities:
     Depreciation, amortization and excess credits......... $  73,868  $ 43,072
     Other.................................................       553       --
                                                            ---------  --------
                                                               74,421    43,072
                                                            ---------  --------
   Deferred income tax assets:
     Operating loss........................................  (192,433)  (81,578)
     Deferred revenue......................................    (2,403)   (2,361)
     Assets recorded for tax purposes......................    (3,575)   (3,368)
     Incentive compensation................................    (6,434)   (4,579)
     Equity in losses of unconsolidated subsidiaries.......      (142)     (138)
     Other.................................................      (248)      --
                                                            ---------  --------
                                                             (205,235)  (92,024)
   Less: valuation allowance                                  131,778    49,874
                                                            ---------  --------
   Total deferred tax assets...............................   (73,457)  (42,150)
                                                            ---------  --------
   Deferred income taxes payable--net...................... $     964  $    922
                                                            =========  ========

  In 1997, 1996 and 1995, the net income tax benefits of approximately $81.9 million, $29.6 million and $10.9 million, respectively, have been offset by increases in the valuation allowance of $81.9 million, $29.6 million and $10.9 million, respectively, due to the uncertainty of realizing the benefit of the loss carry-forwards.

  At December 31, 1997, TCG had operating loss carry-forwards for federal income tax purposes of approximately $523.0 million, expiring principally in 2003 through 2013. Approximately $49.0 million of the net operating loss carryforwards are carryovers related to the acquisitions of BizTel and ETC. The net operating losses related to these acquisitions will be subject to various limitations.

  A reconciliation of the statutory federal income tax rate and TCG's effective income tax rate is as follows:

                                                         1997    1996    1995
                                                        ------  ------  ------
   Statutory federal income tax rate...................  35.00%  35.00%  35.00%
   State and local taxes, less federal benefit.........   0.75    2.36    1.30
   Unutilized tax benefit due to net operating loss.... (30.04) (31.80) (33.30)
   Permanent differences and other.....................  (4.96)  (3.20)  (1.70)
                                                        ------  ------  ------
   Effective rate......................................   0.75%   2.36%   1.30%
                                                        ======  ======  ======

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


10. RELATED PARTY TRANSACTIONS

  In 1996 TCG entered into a preliminary agreement with TCI which provide for the provision of certain services by TCG to TCI in connection with the development by TCI of residential telephony service offerings in Hartford, Connecticut, San Francisco, California and Arlington Heights, Illinois and possibly other locations. TCI has agreed to reimburse TCG for certain costs and cost of capital in connection with these services. TCG is also in the process of negotiating a market based agreement for the provision of telephony services for TCI in multiple dwelling units at various locations. TCI and TCG are continuing negotiations to reach a definitive agreement for both offerings. At December 31, 1997 and 1996, the amounts due to TCG for this reimbursement were $1.0 million and $1.1 million, respectively, and are included in accounts receivable--related parties. TCG has entered into an agreement with Comcast to support a Comcast residential service offering to be conducted in Maryland and Florida.

  TCG also provides management services to certain affiliates of Cox under three Operator Managed Ventures Services Agreements, including billing services, network monitoring and accounts receivable functions. Under the terms of the agreements, TCG retains 8% of the collected revenues from Cox customers as a royalty fee. Royalty fees recorded from Cox were approximately $0.6 million, $0.3 million and $0.1 million for the years ended December 31, 1997, 1996 and 1995, respectively. Included in accounts receivable--trade are approximately $1.0 million and $0.4 million at December 31, 1997 and 1996, respectively, for amounts owed by Cox customers. At December 31, 1997 and 1996, the amounts due to Cox affiliates under the agreements were $1.7 million and $1.1 million, respectively.

  In 1997 and 1996, TCG purchased cable on behalf of certain of the Cable Stockholders, which it then sold to them at cost. The amount receivable from the owners was $1.1 million and $1.5 million as of December 31, 1997 and 1996, respectively.

  Sprint Spectrum, a partnership owned 60% by TCI, Comcast and Cox, entered into preliminary agreements or letters of intent with a number of wholly-owned subsidiaries of TCG providing for the construction of special facilities and the provision of services to Sprint Spectrum by TCG. TCG and Sprint Spectrum have continued this service relationship throughout 1997. The amount receivable from Sprint Spectrum at December 31, 1997 and 1996, respectively, was $1.6 million and $0.3 million.

  In connection with the management of the Local Market Partnerships, TCG entered into management services agreements. Under the terms of such agreements, TCG provided certain operating and administrative services to such entities, for which it earned management fees. Management fees earned were approximately $0, $21.8 million and $29.6 million in 1997, 1996 and 1995, respectively. After July 2, 1996, such management fee revenue is no longer recorded because the previously unconsolidated partnerships are now consolidated.

  Related to the acquisition of KCFN, TCG is liable to fund the operations until the closing. Such liability for KCFN as of December 31, 1997 is $2.3 million which is included in accounts payable and accrued liabilities. The liability associated with the acquisition of KCFN of approximately $55 million is included in accounts payable and accrued liabilities.

11. COMMITMENTS AND CONTINGENCIES

 Operating Leases

  Under the terms of contracts with various parties, TCG is obligated to pay franchise fees, office rents, node rents and rights-of-way fees in connection with its fiber optic network through 2022. These contracts provide for

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

certain scheduled increases and for possible escalation of basic rentals based on a change in the cost of living or on other factors. TCG expects to enter into other contracts for additional franchise fees, office rents, node rents, rights-of-way, facilities, equipment, and maintenance services in the future.

  A summary of such fixed commitments at December 31, 1997 is as follows (in thousands):

            YEARS                                      AMOUNT
            -----                                     --------
            1998..................................... $ 34,079
            1999.....................................   32,286
            2000.....................................   29,986
            2001.....................................   27,908
            2002.....................................   25,723
            Thereafter...............................   65,814
                                                      --------
              Total.................................. $215,796
                                                      ========

  Rent expense under operating leases was approximately $31.4 million, $18.0 million and $11.8 million for the years ended December 31, 1997, 1996 and 1995, respectively.

 Capital Leases

  Communications network includes assets acquired under capital leases of approximately $154.1 million and $114.1 million (including approximately $111.6 million and $96.0 million with related parties) at December 31, 1997, and 1996, respectively. The related accumulated depreciation and amortization was approximately $18.9 million and $12.1 million, respectively.

  The following is a schedule, by year, of future minimum payments under the leases, together with the present value of the net minimum payments as of December 31, 1997 (in thousands):

            YEARS                                      AMOUNT
            -----                                      -------
            1998...................................... $38,218
            1999......................................  12,545
            2000......................................   4,860
            2001......................................     844
            2002......................................     534
            Thereafter................................   4,130
                                                       -------
            Total minimum lease payments..............  61,131
            Less amount representing interest.........   8,312
                                                       -------
            Total obligations under capital leases.... $52,819
                                                       =======

 Retention Incentive

  As part of the AT&T Merger, TCG has offered a retention incentive compensation package to all employees as of January 8, 1998. These amounts are payable in four installments, the closing date of the proposed AT&T Merger, the first anniversary of the closing date, the second anniversary of the closing date and thereafter to all employees still employed at TCG. Such amounts are currently estimated at $14.4 million, 14.4 million, $10.4 million and $.8 million, respectively. There are no assurances that the AT&T Merger will be consummated.

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

 Revenue Sharing Agreements

  Teleport Communications is subject to a revenue sharing agreement with The Port Authority of New York and New Jersey (the "Port Authority"). Based on the agreement, Teleport Communications is obligated to pay to the Port Authority 5% of its gross revenues, and may be required to pay a "net return rental fee," as defined, to the extent its cumulative net return exceeds the entitlement amount. For the years ended December 31, 1997, 1996 and 1995 the payments made were $300,000 in each year. Teleport Communications is required to remit to the Port Authority a minimum payment currently equal to $300,000 annually.

  Teleport Communications entered into a 15-year franchise agreement with the City of New York during 1994, which among other things, requires a payment based on certain gross revenues, as defined in the agreement. The franchise provides for the payment of 10% of certain gross revenues in 1995 and 1996, 6% in 1997 and 5% thereafter, all subject to certain setoffs, reductions and adjustments. The franchise also provides that commencing with calendar year 1995, payment to the City will be no less than $200,000 per year. For the years ended December 31, 1997, 1996 and 1995 the payments made to the City under the franchise were $1.1 million, $0.8 million and $0.3 million, respectively.

 Litigation

  In April 1997, a complaint seeking damages in an unspecified amount was filed against the Company in the Circuit Court of Cook County, Illinois by two former customers of the Company and an alleged class purporting to consist of investors in one of the customers, alleging fraud and breach of contract. The initial complaint was dismissed in September 1997 and an amended complaint was refiled by the plaintiffs in October 1997. The Company, upon consultation with counsel, believes that the allegations are without merit and that it possess meritorious counterclaims for damages arising from breach of contract. The Company additionally believes that any costs arising from this lawsuit will not have a material adverse effect on its financial condition, results of operations or cash flows.

  On December 16, 1997, prior to public announcement of the AT&T Merger, an action was filed by one TCG public stockholder in the Delaware Court of Chancery against TCG, TCG's directors and the Cable Stockholders. The plaintiff's complaint alleges that, based on public reports, TCG's directors, management and controlling stockholders were negotiating the sale of TCG to AT&T on a preferential basis. This sale on a preferential basis, the complaint alleges, would offer little or no premium over the current market price of TCG Class A Common Stock and is therefore unfair and inadequate to TCG's public stockholders. The plaintiff seeks to enjoin the merger of TCG and AT&T or, alternatively, to rescind the transaction and/or recover damages in the event that the transaction is consummated. The complaint seeks to have the action certified for class action status and to appoint the plaintiff as the class representative.

  On January 12, 1998, an action was filed by two TCG public stockholders in the Delaware Court of Chancery against TCG, certain TCG directors and officers, the Cable Stockholders and AT&T. The complaint alleges that the exchange ratio in the AT&T Merger represents an inadequate premium for stockholders of TCG Class A Common Stock. The complaint further alleges that the actions of the TCG directors, officers and Cable Stockholders in connection with the AT&T Merger constitute a breach of various fiduciary duties owed to the stockholders of TCG Class A Common Stock. The plaintiffs seek to enjoin the merger of TCG and AT&T or, alternatively, to rescind the transaction and/or recover damages in the event that the transaction is consummated. The complaint seeks to have the action certified for class action status and to appoint the plaintiffs as the class representatives.

  On January 28, 1998, an action was filed by a TCG public stockholder in the Delaware Court of Chancery against TCG, certain TCG directors and officers, and the Cable Stockholders. The complaint alleges that the exchange ratio in the AT&T Merger represents an inadequate premium for stockholders of TCG Class A

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

Common Stock. The complaint further alleges that the actions of the TCG directors, officers and Cable Stockholders in connection with the AT&T Merger constitute a breach of various duties owed to the stockholders of TCG Class A Common Stock. The plaintiffs seek to enjoin the merger of TCG and AT&T or, alternatively, to rescind the transaction and/or recover damages and fees in the event that the transaction is consummated. The complaint seeks to have the action certified for class action status and to appoint the plaintiff as the class representative.

  Plaintiffs' counsel in the above three putative stockholder class action proceedings have agreed (i) to defer the obligation of the defendants to answer the actions and (ii) to consolidate the actions by filing an amended consolidated complaint. As of the end of February 1998, the amended consolidated complaint had not been filed. The Company believes that these proceedings, individually and in the aggregate, are without merit and that any associated costs will not have a material adverse effect on TCG's financial condition, results of operations or cash flows.

  In the ordinary course of business, TCG is involved in various litigation and regulatory matters, proceedings and claims. In the opinion of TCG's management, after consultation with counsel, the outcome of such proceedings will not have a materially adverse effect on TCG's financial position, results of operations or cash flows.

12. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Cash paid for interest and non-cash investing and financing activities for the years ended December 31, 1997, 1996 and 1995 were as follows (in thousands):

                                                        1997     1996    1995
                                                      -------- -------- -------
   Cash paid during the year for interest............ $ 43,008 $  7,818 $ 8,675
                                                      ======== ======== =======
   Fixed assets acquired under capital leases........ $ 38,244 $ 14,034 $15,151
                                                      ======== ======== =======
   Compensation paid in stock........................ $  4,772      --      --
                                                      ======== ======== =======
   Rights-of-way obtained in exchange for cable
    installation..................................... $    --  $    --  $ 1,330
                                                      ======== ======== =======
   Conversion of subordinated debt to parents plus
    accrued interest................................. $    --  $263,602 $   --
                                                      ======== ======== =======
   Conversion and stock split of $1 par value common
    stock to 139,250,370 shares of Class B Common
    Stock as part of the TCG Reorganization.......... $    --  $213,099 $   --
                                                      ======== ======== =======
   Acquisition of subsidiaries....................... $131,246 $    --  $   --
                                                      -------- -------- -------
   Cash acquired in acquisitions.....................    1,203      --      --
   Common stock issued...............................  123,334      --      --
                                                      -------- -------- -------
                                                       124,537      --      --
                                                      -------- -------- -------
   Cash paid to acquire subsidiaries................. $  6,709 $    --  $   --
                                                      ======== ======== =======

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


13. SELECTED QUARTERLY INFORMATION (UNAUDITED)

  Summarized below is quarterly financial information for the years ended December 31, 1997 and 1996 (in thousands, except per share amounts):

                            1ST QUARTER  2ND QUARTER  3RD QUARTER  4TH QUARTER
   1997                     CONSOLIDATED CONSOLIDATED CONSOLIDATED CONSOLIDATED   TOTAL
   ----                     ------------ ------------ ------------ ------------ ---------
   Revenues................   $ 96,844     $115,664     $131,406     $150,390   $ 494,304
   Net loss................    (45,028)     (51,332)     (53,784)     (72,523)   (222,667)
   Loss per common share...   $  (0.28)    $  (0.31)    $  (0.33)    $   (.42)  $   (1.34)
   1996                       COMBINED     COMBINED   CONSOLIDATED CONSOLIDATED   TOTAL
   ----                     ------------ ------------ ------------ ------------ ---------
   Revenues................   $ 50,435     $ 57,087     $ 72,749     $ 87,398   $ 267,669
   Net loss................    (18,693)     (19,743)     (33,705)     (42,709)   (114,850)
   Loss per common share...   $  (0.25)    $  (0.27)    $  (0.21)    $  (0.27)  $   (1.00)

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Teleport Communications Group Inc.
                                           (Registrant)

                                                   /s/ Robert Annunziata
                                          By: _________________________________
Date March 9, 1998                                  Robert Annunziata,
                                               President and Chief Executive
                                                          Officer


              SIGNATURE                        TITLE                 DATE

        /s/ Robert Annunziata          Chairman of the          March 6, 1998
_____________________________________   Board of Directors,
          ROBERT ANNUNZIATA             President and Chief
                                        Executive Officer

        /s/ John A. Scarpati           Senior Vice              March 6, 1998
_____________________________________   President and Chief
          JOHN A. SCARPATI              Financial Officer
                                        (Principal
                                        Financial Officer)

      /s/ Maria Terranova-Evans        Vice President and       March 6, 1998
_____________________________________   Controller
        MARIA TERRANOVA-EVANS           (Principal
                                        Accounting Officer)

       /s/ Brendan R. Clouston         Director                 March 6, 1998
_____________________________________
         BRENDAN R. CLOUSTON

         /s/ John R. Dillon            Director                 March 6, 1998
_____________________________________
           JOHN R. DILLON

        /s/ Gerald W. Gaines           Director                 March 6, 1998
_____________________________________
          GERALD W. GAINES

         /s/ Jimmy W. Hayes            Director                 March 6, 1998
_____________________________________
           JIMMY W. HAYES

              SIGNATURE                         TITLE                DATE

       /s/ J. Bruce Llewellyn           Director                March 6, 1998
_____________________________________
         J. BRUCE LLEWELLYN

        /s/ James O. Robbins            Director                March 6, 1998
_____________________________________
          JAMES O. ROBBINS

         /s/ John R. Alchin             Director                March 6, 1998
_____________________________________
           JOHN R. ALCHIN

        /s/ C. B. Rogers, Jr.           Director                March 6, 1998
_____________________________________
          C. B. ROGERS, JR.

        /s/ Larry E. Romrell            Director                March 6, 1998
_____________________________________
          LARRY E. ROMRELL

      /s/ Bernard W. Schotters          Director                March 6, 1998
_____________________________________
        BERNARD W. SCHOTTERS

        /s/ Lawrence S. Smith           Director                March 6, 1998
_____________________________________
          LAWRENCE S. SMITH

        /s/ David M. Woodrow            Director                March 6, 1998
_____________________________________
          DAVID M. WOODROW

                               INDEX TO EXHIBITS

 EXHIBIT
   NO.                                 DESCRIPTION
 -------                               -----------
   2.1   Reorganization Agreement, dated as of April 18, 1996(1)
   2.2   Agreement and Plan of Merger, dated as of November 26, 1997, by and among Teleport Communications Group Inc., TCG Merger Co., Inc. and ACC
         Corp.(5)
   2.3   Agreement and Plan of Merger Among AT&T Corp., TA Merger Corp. and
         Teleport Communications Group Inc., dated as of January 8, 1998(6)
   3.1   Amended and Restated Certificate of Incorporation of TCG(1)
   3.2   Amended and Restated By-laws of TCG(1)
   4.1   Amended and Restated Stockholders' Agreement, dated June 26, 1996(1)
   4.2   Indenture between TCG and United States Trust Company of New York, as
         Trustee, relating to the 11 1/8% Senior Discount Notes due 2007 of
         TCG(1)
   4.3   Indenture between TCG and United States Trust Company of New York, as
         Trustee, relating to 9 7/8% Senior Notes due 2006 of TCG(1)
   4.4   Form of Stock Certificate for Teleport Communications Group Inc. Class
         A Common Stock(1)
   4.5   Form of Global Security for 11 1/8% Senior Discount Notes due 2007 of
         TCG(1)
   4.6   Form of Global Security for 9 7/8% Senior Notes due 2006 of TCG(1)
   9     Voting Agreement(6)
  10.1   New York Franchise Agreement, dated May 2, 1994, as amended(1)
  10.2   Participation Agreement, dated May 15, 1984(1)
  10.3   Agreement of Lease, dated May 15, 1984, as amended(1)
  10.4   Keepwell Agreement, dated June 7, 1984, as amended(1)
  10.5   Agreement of Lease with Teleport Associates, dated November 10, 1987(1)
  10.6   Agreement of Sublease between Merrill Lynch/WFC/L, Inc. and TC
         Systems, Inc. dated January 30, 1990(1)
  10.7   Amended and Restated Loan Agreement, dated July 28, 1997(4)
  10.8   Teleport Communications Group Inc. 1993 Unit Appreciation Plan(1)
  10.9   Teleport Communications Group Inc. 1993 Stock Option Plan, as
         amended(1)
  10.10  Teleport Communications Group Inc. Employee Stock Purchase Plan(1)
  10.11  Deferred Compensation Plan of Teleport Communications Group Inc.(1)
  10.12  Make-up Plan of Teleport Communications Group Inc. for the Retirement
         Savings Plan(1)
  10.13  Teleport Communications Group Inc. 1996 Equity Incentive Plan(1)
  10.14  Robert Annunziata Employment Agreement, dated December 18, 1992, as amended(1)
  10.15  John A. Scarpati Employment Agreement, dated July 12, 1994, as amended(1)
  10.16  Robert C. Atkinson Employment Agreement, dated July 12, 1994, as amended(1)
  10.17  Stuart A. Mencher Employment Agreement, dated July 12, 1994, as amended(1)
  10.18  Alf T. Hansen Employment Agreement, dated July 12, 1994, as amended(1)
  10.19  Agreement among Teleport Communications Group Inc. and Comcast
         Corporation, dated April 18, 1996(1)
  10.20  First Amendment to the Teleport Communications Group Inc. 1993 Stock
         Option Plan(1)

 EXHIBIT
   NO.                                 DESCRIPTION
 -------                               -----------
  10.21  Second Amendment to the Teleport Communications Group Inc. 1993 Stock
         Option Plan(1)
  10.22  First Amendment to the Teleport Communications Group Inc. 1996 Equity
         Incentive Plan(1)
  10.23  Teleport Communications Group Inc. 1997 Employee Stock Purchase Plan(2)
  10.24  Teleport Communications Group Inc. Restricted Stock and Bonus Plan(3)
  11     Computation of Loss Per Common Share
  12     Computation of Ratio of Earnings to Fixed Changes
  21     Subsidiaries of TCG(7)
  23.1   Consent of Deloitte & Touche LLP
  27     Financial Data Schedule

Footnotes:
(1) Incorporated by reference from TCG's Registration Statements on Form S-1, as amended (File Nos. 333-3850 and 333-3984).
(2) Incorporated by reference from TCG's Registration Statement on Form S-8 (File No. 333-30571).
(3) Incorporated by reference from TCG's Registration Statement on Form S-8 (File No. 333-30569).
(4) Incorporated by reference from TCG's Registration Statement on Form S-3, as amended (File No. 333-37597).
(5) Incorporated by reference from TCG's Periodic Report on Form 8-K, dated November 26, 1997.
(6) Incorporated by reference from TCG's Periodic Report on Form 8-K, dated January 8, 1998.
(7) Incorporated by reference from TCG's Registration Statement on Form S-4, as amended (File No. 333-45833).