Form 10-Q
period 1998-03-31
TELEPORT COMMUNICATIONS GROUP INC
filed 1998-05-15
CIK 1012099

UNITED STATES
                                SECURITIES AND EXCHANGE COMMISSION

                                       Washington, D.C. 20549



                                              FORM 10-Q

[X]                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                            OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

OR
                           TRANSITION REPORT PURSUANT TO SECTION 13 OR
                          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from
                               -------------------------------------------------
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

                                  (732) 392-2000
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes            X             No
    -----------------           ----------------

Number of outstanding  shares of  Registrant's  Common Stock as of May 12, 1998:
62,031,104 shares of Class A Common Stock and 113,489,040 shares of Class B Common Stock.

                                 PART I - FINANCIAL INFORMATION
                                  ITEM 1. FINANCIAL STATEMENTS
                       TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                              (In thousands, except share amounts)

                                                                                         March 31,          December 31,
                                                                                            1998                1997
                                                                                            ----                ----
                                                                                           (Unaudited)
                                           ASSETS
       Current assets:
           Cash and cash equivalents                                                       $   96,925          $  173,331
                                                                                           ----------          ----------

           Marketable securities                                                              244,750             306,828
                                                                                           ----------          ----------

           Accounts receivable:
              Trade-net  of  allowance  for  doubtful  accounts  ($12,515 in 1998
                and $11,684 in 1997)                                                          104,104              85,081
              Related parties                                                                   5,698               6,351
              Miscellaneous-net of allowance for doubtful accounts ($545 in 1998
                and $297 in 1997)                                                               6,733               6,639
                                                                                           ----------          ----------
                    Accounts receivable-net                                                   116,535              98,071
                                                                                           ----------          ----------
           Prepaid expenses                                                                    16,271              13,988
                                                                                           ----------          ----------
           Other current assets                                                                 7,008               7,943
                                                                                           ----------          ----------
               Total current assets                                                           481,489             600,161
                                                                                           ----------          ----------
       Fixed assets-at cost:
           Communications network                                                           1,923,836           1,722,093
           Other                                                                              167,743             150,990
                                                                                           ----------          ----------
                                                                                            2,091,579           1,873,083
            Less accumulated depreciation and amortization                                   (424,899)           (379,987)
                                                                                           ----------          ----------
                     Fixed assets-net                                                       1,666,680           1,493,096
                                                                                           ----------          ----------
       Investments in and advances to unconsolidated affiliates                                10,394               8,822
                                                                                           ----------          ----------
       Goodwill and other intangible assets - net of accumulated amortization                 235,459             237,806
                                                                                           ----------          ----------
       Licenses-net of accumulated amortization                                                39,386              39,503
                                                                                           ----------          ----------
       Other assets                                                                            77,070              76,913
                                                                                           ----------          ----------
               Total assets                                                                $2,510,478          $2,456,301
                                                                                           ==========          ==========


                                  LIABILITIES AND STOCKHOLDERS' EQUITY

       Current liabilities:
            Accounts payable and accrued liabilities ($3,250 in 1998 and $4,019
              in 1997 with related parties)                                                $  361,387          $  282,231

            Current portion of capital lease obligations ($24,740 in 1998 and
              $28,172 in 1997 with related parties)                                            30,005              33,724

            Short-term bank debt                                                               52,575              52,575
            Other current liabilities                                                           8,428               6,742
                                                                                           ----------          ----------
               Total current liabilities                                                      452,395             375,272
       Capital lease obligations ($10,514 in 1998 and $13,388 in 1997 with
          related  parties)                                                                    15,560              19,095

       Senior Notes                                                                           300,000             300,000
       Senior Discount Notes                                                                  755,426             734,984
       Unamortized notes costs                                                                (22,384)            (23,059)
       Other liabilities                                                                       25,842              18,393
                                                                                           ----------          ----------
               Total liabilities                                                            1,526,839           1,424,685
                                                                                           ----------          ----------
       Stockholders' equity:
             Common Stock, Class A $.01 par value: 450,000,000 shares authorized,
               61,605,587 shares issued and outstanding at March 31, 1998; and
               61,273,746 shares issued and outstanding at December 31, 1997                    616                  613


             Common Stock, Class B $.01  par value: 300,000,000 shares authorized,
              121,464,778 shares issued and outstanding at March 31, 1998 and
              December 31, 1997                                                                 1,215              1,215
             Additional paid-in capital                                                     1,668,547          1,654,328
             Unrealized gain on marketable securities                                             159                164
             Accumulated deficit                                                             (565,873)          (503,679)
                                                                                           ----------         ----------
                                                                                            1,104,664          1,152,641
       Less cost of Class B Common Stock held in treasury,  7,975,738  shares at
       March 31, 1998 and December 31, 1997                                                  (121,025)          (121,025)
                                                                                           ----------         ----------
               Total stockholders' equity                                                     983,639          1,031,616
                                                                                           ----------         ----------
       Total liabilities and stockholders' equity                                          $2,510,478          2,456,301
                                                                                           ==========         ==========

The accompanying notes are an integral part of these financial statements.

                  TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)
                          (In thousands, except share amounts)


                                                                    Three Months Ended
                                                                        March 31,
                                                                 1998                  1997
                                                           ------------------    -----------------


Revenues:
     Telecommunications services ($2,522 and
      $1,942 for the three months ended March 31, 1998
      and 1997, respectively, with related parties)          $      160,077     $       96,844

Expenses:
     Operating                                                       90,764             57,337
     Selling, general and administrative                             47,140             33,371
     Merger related                                                   9,330                  -
     Depreciation and amortization                                   49,102             29,756
                                                              -------------     --------------
         Total expenses                                             196,336            120,464
                                                              -------------     --------------
Operating loss                                                      (36,259)           (23,620)
                                                              -------------     --------------

Interest:
     Interest income                                                  5,941             11,290
     Interest expense ($750 and $1,474 for the
       three months ended March 31, 1998 and
       1997, respectively, with related parties)                    (31,524)           (29,508)
                                                              -------------     --------------


         Total interest                                             (25,583)           (18,218)
                                                              -------------     --------------
Loss before equity in losses of unconsolidated
   affiliates and income tax provision                              (61,842)           (41,838)
Equity in losses of unconsolidated affiliates                             -             (2,590)
                                                              -------------     --------------
Loss before income tax provision                                    (61,842)           (44,428)
Income tax provision                                                   (352)              (600)
                                                              -------------     --------------


Net loss                                                      $     (62,194)     $     (45,028)
                                                              =============      =============

Loss per share                                                $        (.36)     $        (.28)
                                                              =============      =============

Weighted average number of shares outstanding                   174,881,624        161,665,547
                                                              =============      =============

The accompanying notes are an integral part of these financial statements.

                TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                   (Unaudited)
                      (In thousands, except share amounts)



                                                                                            Unrealized
                                             Class A         Class B          Additional   Gain(Loss) on
                                             Common          Common            Paid-In       Marketable
                                             Stock           Stock             Capital       Securities
                                           -----------    ------------    ---------------  ---------------

Balance at January 1, 1998                 $      613      $    1,215      $   1,654,328     $       164

Unrealized loss on marketable securities
                                                    -               -                  -              (5)
Issuance of  331,841 shares of Class A
Common Stock upon exercise of options
and employee stock grants                           3               -             14,219               -

Net loss                                            -               -                  -               -
                                           ----------     -----------     --------------     -----------


Balance at March 31, 1998                  $      616      $    1,215      $   1,668,547     $        159
                                           ===========    ============    ==============     ============



                                                                                  Total
                                             Accumulated        Treasury       Stockholders'
                                               Deficit           Stock            Equity
                                            -------------    -------------   ---------------

Balance at January 1, 1998                  $ (503,679)     $  (121,025)     $  1,031,616

Unrealized loss on marketable securities             -                -                (5)

Issuance of  331,841 shares of Class A
Common Stock upon exercise of options
and employee stock grants                            -                -            14,222

Net loss                                       (62,194)               -           (62,194)
                                            ----------      -----------      ------------

Balance at March 31, 1998                   $ (565,873)     $  (121,025)     $    983,639
                                            ==========      ===========      ============




The accompanying notes are an integral part of these financial statements.


               TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                1998                1997
                                                                          ---------------     ---------------
Cash flows from operating activities:
   Net loss                                                                   $ (62,194)         $ (45,028)

   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities, net of effects of acquisitions:
         Depreciation and amortization                                           49,102             29,756
         Amortization of notes costs                                                675                676
         Equity in losses of unconsolidated affiliates                                -              2,590
         Amortization of deferred credits                                        (4,873)              (906)
         Provision for losses on accounts receivable                              2,722                969
         Accretion of discount on Senior Discount Notes                          20,442             18,344
         Accretion of TCI note                                                        -                506
   (Increase) in operating assets and increase (decrease) in operating liabilities:
          Accounts receivable                                                   (21,181)           (14,947)
          Other assets                                                           (1,798)           (11,058)
          Accounts payable and accrued liabilities                               93,635            (55,710)
          Deferred credits                                                       10,564              7,923
                                                                              ---------           --------

         Net cash provided by (used for) operating activities                    87,094            (66,885)
                                                                              ---------           --------


Cash flows from investing activities:
    Capital expenditures                                                       (214,395)           (70,720)
    Investments in and advances to unconsolidated affiliates                     (1,572)            (7,466)
    Proceeds from sales and maturities of marketable securities, net
    of purchases                                                                 62,074             29,924
    Cash paid for acquisitions, net of cash acquired                               (116)            (2,331)
                                                                              ---------           --------

          Net cash used for investing activities                               (154,009)           (50,593)
                                                                              ---------           --------

Cash flows from financing activities:
    Principal payments on capital leases                                        (11,355)            (4,894)
    Proceeds from the exercise of employee stock options                          1,864                422
                                                                              ---------           --------

               Net cash used for financing activities                            (9,491)            (4,472)
                                                                              ---------           --------

Net decrease in cash and cash equivalents                                       (76,406)          (121,950)

Cash and cash equivalents, January 1                                            173,331            277,540
                                                                              ---------           --------

Cash and cash equivalents, March 31                                           $  96,925           $155,590
                                                                              =========           ========


The accompanying notes are an integral part of these financial statements.

               TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                                   (Unaudited)
                      (In thousands, except share amounts)



                                                                                     Three Months Ended
                                                                                         March 31,
                                                                               1998                   1997
                                                                          ---------------       ---------------
Supplemental Schedule of Cash Paid for Interest and Non-Cash Investing
and Financing Activities:

Cash paid during the period for interest                                  $      17,138            $      17,017
                                                                          =============            =============

Compensation paid in stock                                                $      12,355            $           -
                                                                          =============            =============
Fixed assets acquired under capital leases                                $       4,101            $          84
                                                                          =============            =============

In February 1997, TCG purchased all of the assets and liabilities of CERFnet Services, Inc. for TCG's Class A Common Stock:

Fair value of 2,100,000 Class A Common Stock                              $           -            $      47,407

Fair value of net assets acquired                                                     -                   (2,980)
                                                                          -------------            -------------
Goodwill recorded from non-cash transactions                              $           -            $      44,427
                                                                          =============            =============
In March 1997, TCG purchased all of the assets and liabilities of
   Eastern TeleLogic Corporation for TCG's Class A Common Stock:


Fair value of 2,757,083 Class A Common Stock                              $          -             $      46,078

Fair value of net liabilities acquired                                    $          -                   121,232
                                                                          -------------            -------------
Goodwill recorded from non-cash transactions                              $          -             $     167,310
                                                                          =============            =============
















The accompanying notes are an integral part of these financial statements.

               TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                   (UNAUDITED)

1.       Organization and Operations

         Teleport Communications Group Inc. ("TCG" or the "Company"), the first and largest competitive local exchange carrier ("CLEC") in the United States, offers comprehensive telecommunications services in major metropolitan markets nationwide. TCG competes with incumbent local exchange carriers ("ILECs") by providing high quality, integrated telecommunications services, primarily over fiber optic digital networks, to meet the voice, data and video transmission needs of its customers. TCG's customers are principally telecommunications intensive businesses, healthcare and educational institutions, governmental agencies, long distance carriers and resellers, Internet service providers, disaster recovery service providers, wireless communications companies and financial services companies. TCG offers these customers technologically advanced telecommunications services, as well as superior customer service, flexible pricing and vendor and route diversity.

          TCG, incorporated in March 1983, and TCG Partners, formed in December 1992, were each owned by Cox Communications, Inc. ("Cox"), Tele-Communications, Inc. ("TCI"), Comcast Corporation ("Comcast"), and Continental Cablevision, Inc. ("Continental") until June 26, 1996.

         In connection with the public offerings of Class A Common Stock, Senior Notes and Senior Discount Notes on July 2, 1996, TCG and Cox, TCI, Comcast and Continental entered into a reorganization agreement dated as of April 18, 1996 (the "TCG Reorganization Agreement"), pursuant to which TCG Partners and certain of the Company's unconsolidated affiliates became wholly-owned subsidiaries of TCG and TCG acquired the minority interests of the owners of the remaining unconsolidated affiliates.

         As of March 31, 1998, TCI, Cox and Comcast (the "Cable Stockholders") owned 42.98%, 34.44% and 22.58%, respectively, of the Company's Class B Common Stock, representing 40.85%, 32.67% and 21.41%, respectively, of the combined voting power of the Company's combined Class A and Class B Common Stock (the "Common Stock"). As of March 31, 1998, TCG's Common Stock was owned 28.44%, 22.32%, 14.63% and 34.61% by TCI, Cox, Comcast and public shareholders, respectively.

          The accompanying financial statements have been prepared on the accrual basis of accounting. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results expected for the full year.

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

         The AT&T Merger

         On January 8, 1998, TCG entered into an Agreement and Plan of Merger (the "AT&T Agreement") with AT&T Corp., a New York corporation ("AT&T"), and TA Merger Corp., a Delaware corporation and a wholly-owned subsidiary of AT&T ("AT&T Merger Sub"), pursuant to which, subject to satisfaction of the closing conditions specified therein, AT&T Merger Sub would merge with and into TCG, with TCG surviving as a wholly-owned subsidiary of AT&T (the "AT&T Merger"). Statements made herein regarding the AT&T Merger Agreement are not complete, and reference is made to the copy of the AT&T Merger Agreement filed with the Commission as an exhibit to the TCG's Report on Form 8-K on January 26, 1998. The following disclosure is qualified in its entirety by such reference.

               TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                   (UNAUDITED)

         In the AT&T Merger, each share of TCG Class A Common Stock (including shares issued to former ACC stockholders in the ACC Merger (as defined in Note
3), and each share of Class B Common Stock of TCG, par value $0.01 per share (the "TCG Class B Common Stock," and together with the TCG Class A Common Stock, the "TCG Common Stock") will be converted into 0.943 of a share of AT&T Common Stock. TCG and AT&T expect that the exchange will be tax-free to TCG stockholders, except to the extent cash is received in lieu of fractional shares. The AT&T Agreement contains customary representations and warranties of the parties, which will not survive effectiveness of the AT&T Merger. In addition, the AT&T Agreement contains certain restrictions on the conduct of TCG's business prior to the consummation of the AT&T Merger. Pursuant to the AT&T Agreement, TCG has agreed, for the period prior to the AT&T Merger, to operate its business in the ordinary course, refrain from taking various corporate actions without the consent of AT&T, and not solicit or enter into negotiations or agreements relating to a competing business combination.

         Pursuant to a Voting Agreement among the Cable Stockholders and AT&T, each Cable Stockholder executed and delivered to TCG a written consent in favor of and approving the AT&T Agreement and the AT&T Merger. As a result, unless the AT&T Agreement is amended or a provision of it waived and such amendment or waiver has a material adverse effect upon TCG stockholders, no further vote or meeting of TCG Stockholders is necessary to approve or consummate the AT&T Merger.

         Pursuant to the Voting Agreement, each Cable Stockholder, on behalf of itself and certain of its affiliates, also agreed that (i) certain rights-of-way, colocation and similar agreements with TCG and its affiliates would be amended as of January 8, 1998 to provide that each such agreement would remain in effect for the longer of five years from such date and the current term of such agreement; and (ii) certain existing facilities agreements, facilities lease agreements or other arrangements (including arrangements relating to future agreements) relating to the lease or other grant of right to use fiber optic facilities between such Cable Stockholder or any of its affiliates and TCG or any of its subsidiaries would be automatically amended as of January 8, 1998 to conform with a form of Master Facilities Agreement agreed to by AT&T, the Cable Stockholders and TCG at the time of the execution of the AT&T Agreement.

         Consummation   of  the  AT&T  Merger  is  subject  to  certain  closing
conditions, including TCG and AT&T obtaining certain required regulatory approvals and other related consents. Accordingly, there can be no assurance that the AT&T Merger will be successfully consummated or, if successfully completed, when it might be completed.

         In March 1998, TCG and AT&T commenced a trial of a combined local and long distance business line product sold under the AT&T brand name.

         For further information about the AT&T Merger see AT&T Corp.'s Registration Statement on Form S-4 (File No. 333-49419).

2.       Significant Accounting Policies

         Consolidation

         The 1998 and 1997 consolidated financial statements include the accounts of TCG and all wholly-owned subsidiaries.

         All  material   intercompany   transactions   and  balances  have  been
eliminated in consolidation. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements and notes should be read in conjunction with the financial statements of Teleport Communications Group Inc. and Subsidiaries included as part of TCG's Form 10-K for the year ended December 31, 1997, and the pro forma financial information included as part of TCG's Registration Statement on Form S-4 (File No. 333-45833) (the "ACC S-4").

               TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                   (UNAUDITED)

         Recently Issued Accounting Pronouncements

         Comprehensive Income--In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." This statement is effective for financial statements issued for periods beginning after December 15, 1997. Management has evaluated the effect on its financial reporting from the adoption of this statement and has found the majority of required disclosures not to be applicable. The amounts for the three months ended March 31, 1997 and 1996, which consist solely of unrealized gain or loss on marketable securities, were not material, therefore no further disclosure is required.

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

3.       Acquisitions

         ACC Corp.

         On November 26, 1997, TCG entered into an Agreement and Plan of Merger (the "ACC Agreement") by and among TCG, TCG Merger Co., Inc., a Delaware corporation and a wholly-owned subsidiary of TCG ("MergerCo"), and ACC Corp., a Delaware corporation ("ACC"), providing for the merger of MergerCo with and into ACC (the "ACC Merger"), with ACC becoming a wholly-owned subsidiary of TCG. ACC is a switch-based provider of telecommunications services to businesses, residential customers, and educational institutions in the United States, United Kingdom and Canada. ACC has recently commenced operations in Germany. The ACC Merger was consummated on April 22, 1998. Pursuant to the ACC Agreement, the ACC stockholders received 0.90909 of a share of TCG Class A Common Stock for each ACC share. The total aggregate amount received by the ACC stockholders was approximately $1.1 billion.

         It is TCG's intention to more fully evaluate the acquired assets and liabilities, and as a result, the allocation of the acquisition costs among the tangible and intangible assets acquired with ACC Corp. may change.

         Kansas City Fiber Network, L.P.

         TCG has agreed to purchase substantially all of the assets used in connection with a fiber optic communications of Kansas City Fiber Network, L.P. ("KCFN"), a CLEC, a majority of the equity which is owned by TCI. Pending the closing of such transaction, TCG is providing certain services in connection with the operations of such communications system, which is located in the Kansas City Missouri/Overland Park, Kansas metropolitan area. The purchase price is approximately $55 million in cash and TCG will be required to assume certain obligations of the seller. An asset and a related liability have been recorded on TCG's balance sheet. Consummation of the purchase of the assets of KCFN is subject to the receipt of required regulatory approvals and other related consents. Accordingly, there can be no assurance that the purchase of the assets of KCFN will be successfully consummated or, if successfully completed, when it might be completed.

         It is TCG's intention to more fully evaluate the acquired assets and liabilities, and as a result, the allocation of the acquisition costs among the tangible and intangible assets acquired with KCFN may change.

               TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                   (UNAUDITED)


   Pro Forma Financial Information

         Unaudited pro forma financial information for the three months ended March 31, 1998 and 1997 as if the acquisitions of Eastern TeleLogic Corp. ("ETC"), CERFnet Services Inc. ("CERFnet") and BizTel, Inc. ("BizTel") had occurred on January 1, 1997, and the acquisitions of ACC and KCFN had occurred at the beginning of each of the respective periods is as follows (in thousands, except share amounts):


                                                        1998           1997
                                                        ----           ----
  Revenue........................................     $   273,031   $   187,566

  Net loss.......................................     $   (64,668)  $   (46,234)

  Loss per share.................................     $     (0.33)  $     (0.25)

  Weighted average number of shares outstanding..     193,873,985   185,493,588


         Pro forma adjustments for the three months ended March 31, 1998, include the amortization of the intangible assets relating to the aforementioned acquisitions. Pro forma adjustments for the three months ended March 31, 1997 include the reversal of TCG's equity in the losses of ETC and BizTel as well as amortization of the intangible assets relating to the aforementioned acquisitions. It is TCG's intention to more fully evaluate the acquired assets and liabilities, and as a result, the allocation of the acquisition costs among the tangible and intangible assets acquired with ACC and KCFN may change.The pro forma financial information presented above is not necessarily indicative of the operating results which would have been achieved had the transactions occurred at the beginning of the periods presented or of the results to be achieved in the future.

               TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                 ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Revenue

         Total revenues increased to $160.1 million for the three months ended March 31, 1998 from $96.8 million for the comparable period in 1997, representing an increase of $63.3 million, or 65%. The increase in revenue occurred in every revenue category, most significantly switched services. These increases in revenues are also a result of increased market penetration, primarily in TCG's existing markets, as well as expansion into new markets.

         Annualized monthly recurring revenue increased to approximately $632.4 million for the month of March 31, 1998, from $412.7 million for the comparable period in 1997, an increase of $219.7 million, or 53%. Monthly recurring revenue represents monthly service charges billable to telecommunications services customers for the month indicated, but excludes non-recurring revenues for certain one-time services, such as installation fees or equipment charges.

         Switched services revenue increased 86% for the three months ended March 31, 1998 from switched services revenue for the comparable period in 1997. Increased monthly dedicated services revenue, as well as sales growth in switched services products to new customers, also contributed to overall revenue growth. Dedicated services revenue increased 44% for the three months ended March 31, 1998 from dedicated services revenue for the comparable period in 1997.

Operating Expenses

         Operating expenses increased to $90.8 million for the three months ended March 31, 1998, from $57.3 million for the three months ended March 31, 1997, an increase of $33.5 million, or 58%. Operating expenses were approximately 57% of revenue for the three months ended March 31, 1998, and 59% of revenue for the three months ended March 31, 1997. The year-over-year increase is directly related to the costs associated with the expansion of TCG's networks. These expenses include costs specifically associated with network operations, including compensation costs for technical personnel, access, rights-of-way, node, rent and maintenance expenses. Offsetting these expense increases are reductions in expenses due to renegotiation of interconnection agreements with incumbent local exchange carriers ("ILECs").

Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased to $47.1 million for the three months ended March 31, 1998, from $33.4 million for the three months ended March 31, 1997, an increase of $13.7 million, or 41%. Selling, general and administrative expenses were approximately 29% of revenue for the three months ended March 31, 1998 and 34% of revenue for the three months ended March 31, 1997. During the month ended March 31, 1998, TCG recorded a one-time benefit related to certain compensation reimbursements arising from a previously acquired company, thereby reducing overall first quarter 1998 selling, general and administrative expenses. The year-over-year increase is attributable to the costs required to maintain an infrastructure which supports the continued expansion of the Company's networks and the introduction of new services. These costs include compensation, occupancy, insurance, professional fees, and sales and marketing expenses.

Merger Related Expenses

         The Company has recorded non-recurring merger costs of approximately $9.3 million which includes professional fees and other expenses related to the pending AT&T Merger.

EBITDA Before Merger Related Expenses

         EBITDA (earnings before interest, income tax provision, depreciation, amortization and equity in losses of unconsolidated affiliates) before merger related expenses is defined as EBITDA excluding the one-time merger costs related to by the AT&T Merger. EBITDA before merger related expenses increased to $22.2 million for the three months ended March 31, 1998, from EBITDA of $6.1 million for the three months ended March 31, 1997, or an increase of $16.1 million. Increases in EBITDA in both existing and expansion cities are prompted by the leveraging of TCG's network, the growth of switch revenues, and the controlling of operating and selling, general and administrative expenses.

EBITDA

         EBITDA increased to $12.8 million for the three months ended March 31, 1998, from $6.1 million for the three months ended March 31, 1997, an increase of $6.7 million, or 110%. Increases in EBITDA in both existing and expansion cities are prompted by the leveraging of TCG's network, the growth of switch revenues, and the controlling of operating and selling, general and administrative expenses.

Depreciation and Amortization Expense

         Depreciation and amortization expense increased to $49.1 million for the three months ended March 31, 1998, from $29.8 million for the three months ended March 31, 1997, an increase of $19.3 million, or 65%. This increase is primarily attributable to increased depreciation related to the expansion of the Company's local telecommunications networks throughout the United States and increased amortization of goodwill, FCC licenses and other intangibles related to various 1997 acquisitions.

Interest Income

         Interest income decreased to $5.9 million for the three months ended March 31, 1998, from $11.3 million for the three months ended March 31, 1997, or a decrease of $5.4 million. The decrease is attributable to a decrease in the average outstanding balance of cash and cash equivalents and marketable securities.

Interest Expense

         Interest expense increased to $31.5 million for the three months ended March 31, 1998, from $29.5 million for the three months ended March 31, 1997, or an increase of $2.0 million. The increase primarily resulted from the interest expense on the bank debt which TCG assumed in the acquisition of ETC.

Equity in Losses of Unconsolidated Affiliates

         TCG no longer records equity in losses of unconsolidated affiliates due to the consolidation of ETC and BizTel. Equity in losses of unconsolidated affiliates for the three months ended March 31, 1997 was $2.6 million.

Net Loss

         The Company's results for the three months ended March 31, 1998, reflected a net loss of $62.2 million, compared to a net loss of $45.0 million for the three months ended March 31, 1997, or an increase of $17.2 million. This increase in net loss is attributable to the factors discussed above.

Liquidity and Capital Resources

         TCG had total assets of approximately $2.5 billion as of March 31, 1998 and December 31, 1997. At March 31, 1998 the Company's current assets of approximately $481.5 million exceeded current liabilities of $452.4 million, providing working capital of approximately $29.1 million. Network and equipment, net of depreciation, as of March 31, 1998, aggregated approximately $1.7 billion.

         Net cash used for financing activities for the three months ended March 31, 1998 and March 31, 1997, was $9.5 million and $4.5 million, respectively, comprised primarily of principal payments on capital leases partially offset by proceeds from the exercise of employee stock options for both periods. Net cash provided by (used for) operating activities was $87.1 million and ($66.9) million for the three months ended March 31, 1998 and 1997, respectively. Net cash used for investing activities was $154.0 million and $50.6 million for the three months ended March 31, 1998 and 1997, respectively. As of March 31, 1998, cash and cash equivalents were $96.9 million and marketable securities were $244.8 million.

         TCG made capital expenditures (excluding acquisitions) of $218.5 million and $70.7 million for the three months ended March 31, 1998 and 1997, respectively. The Company anticipates that capital expenditures (excluding acquisitions) will be in excess of $1.1 billion in the aggregate in 1998, primarily for the expansion, development and construction of its networks, the acquisition and deployment of switches and the expansion of operating support systems.

         Earnings before fixed charges were insufficient to cover fixed charges for the three months ended March 31, 1998 and 1997, by $61.8 million and $44.4 million, respectively.

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

1997 Equity Offering

         On November 13, 1997, TCG consummated a public offering of 17,250,000 shares of TCG Class A Common Stock (the "1997 Equity Offering"). Of the 17,250,000 shares, 7,304,408 shares were offered by TCG (realizing net proceeds of approximately $317.4 million after deducting the underwriting discount and expenses of approximately $11.3 million to the Company) and 9,945,592 shares were offered by Continental Holding Company, a Massachusetts business trust, the shares of which are owned by Continental, which is wholly-owned by U S WEST, Inc. Continental acquired its interest in TCG in May 1993. As a result of the consummation of the 1997 Equity Offering, Continental does not hold any shares of TCG Common Stock.

         TCG has invested the proceeds from the 1997 Equity Offering in marketable securities such as Treasury bills, floating rate notes and commercial paper.

Available Credit

         Effective as of March 1, 1997, TCG completed its acquisition of ETC for 2,757,083 shares of its Class A Common Stock. The Company also assumed $53 million in ETC debt. In addition, as part of the acquisition, TCG assumed ETC's credit facility. This facility, which ETC entered into in October 1995, is a $60 million credit facility (the "ETC Facility") with certain banks. The ETC Facility provides for interest based upon either the base rate, or London Interbank Offered Rate ("LIBOR"), adjusted as defined in the ETC Facility (8.203% at March 31, 1998), which is payable quarterly. Borrowings under the ETC Facility are collateralized by substantially all of the assets and outstanding common stock of ETC. In addition, the ETC Facility contains certain restrictive covenants which, among other things, require ETC to maintain certain debt service coverage ratios and limit the payment of dividends and capital expenditures. In addition, ETC is required to pay .375% per year on the available portion of the ETC Facility. The total outstanding balance at March 31, 1998, was $52.6 million and is due on September 30, 1998. ETC has been renamed TCG Delaware Valley, Inc.

         To finance TCG's capital expenditures, acquisitions, investments, working capital and for other general corporate purposes, TCG's wholly-owned subsidiary, TCG New York, Inc. ("TCGNY"), maintains a $400 million Revolving Credit Agreement. The Revolving Credit Agreement is secured by (i) the stock of the following TCGNY wholly-owned subsidiaries: TC New York Holdings I, Inc., TC New York Holdings II, Inc., TC Systems, Inc., TCG Payphones, Inc. and the partnership interests in Teleport Communications, (ii) a negative pledge on the assets and a pledge of the stock of each existing and future subsidiary of TCGNY, (iii) a negative pledge on the contracts that relate to TCGNY operations,
(iv) upstream  guarantees from any existing and future subsidiaries of TCGNY and
(v) a lien on all present and future intercompany indebtedness owed to TCGNY from TCG and all its subsidiaries. As of March 31, 1998, there was no outstanding balance and $318.0 million was available to the TCGNY.

         The Revolving Credit Agreement contains various covenants and conditions, including restrictions on additional indebtedness, maintenance of certain financial ratios and limitations on capital expenditures. None of these covenants negatively impact TCG's liquidity or capital resources at this time. In addition, TCGNY is required to pay .375% per year on the available portion of the Revolving Credit Agreement.

Future Commitments

         TCG has agreed to purchase substantially all the assets used in connection with the fiber optic communication system of Kansas City Fiber Network, L.P., a CLEC, a majority of the equity of which is owned by TCI. Pending the closing of such transaction, TCG is providing certain services in connection with the operations of such communication systems. The purchase price is approximately $55 million in cash and TCG will be required to assume certain obligations of the seller.

         TCG intends to use the remaining proceeds from the 1997 Equity Offering to expand and develop existing and new networks and for general corporate and working capital purposes. A significant portion of such proceeds will be contributed or advanced to the Company's subsidiaries which own and operate the networks in the local markets. Expected capital expenditures for the expansion, development and acquisition of networks and other telecommunications assets include (i) the purchase and installation of switches, electronics, fiber and other additional technologies in existing networks and in networks to be constructed in new markets and (ii) the acquisition and expansion of networks and other telecommunications assets currently owned and operated by other companies. Expected expenditures for general corporate and working capital purposes include (i) expenditures with respect to the Company's management information systems and corporate service support infrastructure, (ii) operating and administrative expenses with respect to new networks and (iii) debt service.

         The Company, to meet its capital requirements in 1998, intends to raise additional capital, subject to certain restrictions imposed by the AT&T
Agreement. The AT&T Agreement provides that the Company must offer AT&T the right to provide financing which the Company proposes to engage in with third party lenders or other financing sources such as public or private debt markets on the same terms and conditions as the Company could have obtained from such sources.

         The Company from time to time evaluates acquisitions and investments in light of the Company's long range plans. Such acquisitions and investments, if realized, could use a material portion of the Company's financial resources and may accelerate the need for raising additional capital in the future.

         Regulatory Matters

         TCG is subject to federal and state regulation. In most states, TCG is subject to certification and tariff filing requirements with respect to intrastate services. TCG is permitted to file tariffs for interstate access services with the Federal Communications Commission ("FCC"), although such tariff requirements are generally less onerous than those imposed on ILECs which offer similar services. On June 19, 1997, the FCC adopted an Order that permits competitive local exchange carriers ("CLECs") like TCG to voluntarily withdraw their FCC tariffs for most interstate services. TCG has not decided whether to withdraw its FCC tariffs. On the same day, the FCC initiated a further inquiry to determine whether to require that competitive local exchange carriers like TCG withdraw their tariffs. While TCG cannot predict what decision the FCC will reach in this further inquiry, were the FCC to require the withdrawal of TCG's tariffs and replacement of those tariffs with contractual arrangements, TCG could incur substantial legal and administrative expense.

         Under the Telecommunications Act of 1996 (the "1996 Act"), all local exchange carriers, including TCG, must interconnect with other carriers, make their services available for resale by other carriers provide non-discriminatory access to rights-of-way, offer reciprocal compensation for termination of traffic and provide dialing parity and telephone number portability. TCG, ILECs, other CLECs and long distance carriers, will also be required to contribute some portion of their gross revenues (subject to adjustments) to the support of universal service programs under the FCC's rules implementing the universal service provisions of the 1996 Act, which were adopted on May 7, 1997. This order is the subject of appeals pending before the U.S. Court of Appeals for the Fifth Circuit. For the first quarter of 1998, the federal universal service surcharge was 0.72 percent of all revenues and 3.19 percent of interstate and international revenues for all carriers with interstate revenues. Several parties have sought judicial review of the FCC's universal service rules.

         In addition, the 1996 Act allows states to adopt universal service rules, so long as they are not inconsistent with the federal program. State universal service proceedings are at various stages of implementation, but it is likely that both federal and state contribution requirements will increase substantially in 1999. TCG may also be eligible to receive funds from universal service programs as TCG provides services to schools and libraries.

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

         Various ILECs have urged the FCC to require Internet Service Providers' ("ISPs") to pay the same rates that IXCs pay for access to public switched telephone exchanges. Although this position was rejected by the FCC in its May 7, 1997 access charge Order, certain ILECs have also taken the position that they will not pay the reciprocal compensation normally associated with a local call to CLECs with respect to telephone services from the ILEC's customer to an ISP served by a CLEC on the grounds that such calls are exchange access calls rather than local calls. TCG believes these positions are contrary to the 1996 Act and every state commission which has so far considered the issue has declared that ILECs should pay CLECs reciprocal compensation for the Internet traffic. However, no prediction can be made whether the ILECs ultimately will be successful in asserting their positions. If state commissions, the FCC or courts were to reach final decisions which found in favor of the ILECs, such decisions could result in a material adverse effect on TCG, both as an ISP itself and as a provider of TCG local exchange services to other ISPs.

Forward-Looking Statements

         Certain of the matters discussed in this report may be forward-looking within the meaning of Section 21E of the Securities Exchange Act of 1934. For example, the integration of ACC and the proposed AT&T Merger are subject to inherent uncertainties outside of TCG's control, and there can be no assurance that ACC will perform in accordance with past results or expectations or that the AT&T Merger will be consummated. Factors that could adversely effect TCG's integration and operation of ACC include certain considerations discussed under the caption "Risk Factors" in the ACC S-4, and factors that could adversely effect TCG's operations generally include certain considerations discussed under the caption "Risk Factors" in TCG's Form 10K for the year ended December 31, 1997. Such factors could cause future results to vary materially from TCG's historical results of operations filed in TCG's Form 10K for the year ended December 31, 1997.

Effects of Recently Issued Accounting Standards

         Comprehensive Income--In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income." This statement is effective for financial statements issued for periods beginning after December 15, 1997. Management has evaluated the effect on its financial reporting from the adoption of this statement and has found the majority of the disclosures to be not applicable. The amounts for the three months ended March 31, 1997 and 1996 were not material, therefore no further disclosure is required.

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

The Year 2000

         The Year 2000 problem arises from the fact that due, to early limitations on memory and disk storage, many computer programs indicate the year by only two digits, rather than four. This limitation can cause programs (both system and application) that perform arithmetic operations, comparisons, or sorting of data fields to yield incorrect results when working outside the year range of 1900-1999. TCG began its investigation into Year 2000 compliance in the fourth quarter of 1996 and expects to complete its analysis during 1998. The analysis covers all network equipment used to provide services to TCG customers, network operations support systems used to support the operations of its networks, and all administrative support systems. TCG is working closely with its vendors to effectuate their Year 2000 correction plans on a timely basis. There can be no assurance that such procedures will be successfully implemented within the required time frames or that additional procedures will not be necessary. A failure of TCG's or of its significant vendors' computer systems could have a material adverse effect on TCG's business and financial position and results of operations. The cost to TCG of the procedures to correct the Year 2000 problem is currently estimated at $5.0 million.

Item 3:  Quantitative and Qualitative Disclosures about Market Risk

         None.

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

         On December 16, 1997, prior to public announcement of the AT&T Merger, an action was filed by a TCG public stockholder in the Delaware Court of Chancery against TCG, TCG's directors and the Cable Stockholders. The plaintiff's complaint alleges that, based on public reports, TCG's directors, management and controlling stockholders were negotiating the sale of TCG to AT&T on a preferential basis. This sale on a preferential basis, the complaint alleges, would offer little or no premium over the current market price of TCG Class A Common Stock and is therefore unfair and inadequate to TCG's public stockholders. The plaintiff seeks to enjoin the merger of TCG and AT&T or, alternatively, to rescind the transaction and/or recover damages in the event that the transaction is consummated. The complaint seeks to have the action certified for class action status and to appoint the plaintiff as the class representative.

         On January 12, 1998, an action was filed by two TCG public stockholders in the Delaware Court of Chancery against TCG, certain TCG directors and officers, the Cable Stockholders and AT&T. The complaint alleges that the exchange ratio in the AT&T Merger represents an inadequate premium for stockholders of TCG Class A Common Stock. The complaint further alleges that the actions of the TCG directors, officers and Cable Stockholders in connection with the AT&T Merger constitute a breach of various fiduciary duties owed to the holders of TCG Class A Common Stock. The plaintiffs seek to enjoin the merger of TCG and AT&T or, alternatively, to rescind the transaction and/or recover damages in the event that the transaction is consummated. The complaint seeks to have the action certified for class action status and to appoint the plaintiffs as the class representatives.

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

         Plaintiffs' counsel in the above three putative stockholder class action proceedings have agreed (i) to defer the obligation of the defendants to answer the actions and (ii) to consolidate the actions by filing an amended consolidated complaint. As of May 14, 1998, the amended consolidated complaint had not been filed. The Company believes that these proceedings, individually and in the aggregate, are without merit and that any associated costs will not have a material adverse effect on TCG's financial condition, results of operations or cash flows.

Item 2:  Changes in Securities and Use of Proceeds

         There were no reportable events during the quarter ended March 31, 1998.

Item 3:  Defaults Upon Senior Securities

         There were no reportable events during the quarter ended March 31, 1998.

Item 4:  Submission of Matters to a Vote of Security Holders

         Pursuant to the  provision  of the Amended and  Restated  Stockholders'
Agreement, dated as of June 26, 1996, among the Company and the Cable Stockholders, by unanimous vote of each of the holders of the Company's Class B Common Stock on April 1, 1998, Gary S. Howard having been designated a nominee by Comcast, was elected as a Director of the Company to fill the vacancy created by resignation of Brendan R. Clouston.

         Pursuant to a Voting Agreement among the Cable Stockholders and AT&T, each Cable Stockholder executed and delivered to TCG a written consent, dated January 8, 1998, in favor of and approving the AT&T Agreement and the AT&T Merger. As a result, unless the AT&T Agreement is amended or a provision of it is waived and such amendment or waiver has a material adverse effect upon TCG stockholders, of it is waived, no further vote or meeting of TCG stockholders is necessary to approve or consummate the AT&T Merger.

Item 5:  Other Information

         There were no reportable events during the quarter ended March 31, 1998.

Item 6:  Exhibits and Reports on Form 8-K

         A. Exhibits:

Exhibit No.

       *2.1    Reorganization Agreement, dated as of April 18, 1996
   *****2.2    Agreement and Plan of Merger, dated as of November 26, 1997, by and among Teleport Communications Group Inc., TCG Merger Co.,
               Inc. and ACC Corp.
  ******2.3    Agreement and Plan of Merger Among AT&T Corp., TA Merger Corp.
               and Teleport Communications Group Inc., dated as of January 8,
               1998
       *3.1    Amended and Restated  Certificate of  Incorporation  of TCG, as
               revised
       *3.2    Amended and  Restated  By-laws of TCG, as revised
       *4.1    Amended and Restated Stockholders' Agreement dated June 26, 1996.
       *4.2    Indenture between TCG and United States Trust Company of
               New York, as Trustee, relating the 11 1/8% Senior Discount Notes due 2007 of TCG
       *4.3    Indenture  between TCG and United  States Trust Company of New
               York, as Trustee,  relating to 9 7/8% Senior Notes due 2006 of
               TCG
       *4.4    Form of Stock  Certificate for Teleport  Communications  Group,
               Inc.  Class A Common Stock
       *4.5    Form of Global  Security for 11 1/8% Senior Discount Notes due
               2007 of TCG
       *4.6    Form of Global Security for 9 7/8% Senior Notes due 2006 of TCG
 ******9.00    Voting Agreement
      *10.1    New York  Franchise  Agreement,  dated May 2,  1994,  as amended
      *10.2    Participation  Agreement,  dated May 15, 1984
      *10.3    Agreement of Lease, dated May 15, 1984, as amended
      *10.4    Keepwell Agreement, dated June 7, 1984, as amended
      *10.5    Agreement  of Lease  with  Teleport Associates, dated
               November 10, 1987
      *10.6    Agreement of Sublease between Merrill Lynch/WFC/L, Inc. and TC
               Systems, Inc. dated January 30, 1990
   ****10.7    Amended and Restated Loan Agreement, dated July 28, 1997
      *10.8    Teleport Communications Group Inc. 1993 Unit Appreciation Plan
      *10.9    Teleport Communications Group Inc. 1993 Stock Option Plan, as
               amended
     *10.10    Form of Teleport Communications Group Inc. Employee Stock
               Purchase Plan
     *10.11    Deferred Compensation Plan of Teleport Communications Group Inc.
     *10.12    Make-up Plan of Teleport Communications Group Inc. for the
               Retirement Savings Plan
     *10.13    Teleport Communications Group Inc. 1996 Equity Incentive Plan
     *10.14    Robert Annunziata Employment Agreement, dated December 18, 1992, as amended

     *10.15 John A. Scarpati Employment Agreement, dated July 12, 1994, as amended
     *10.16 Robert C. Atkinson Employment Agreement, dated July 12, 1994, as amended
     *10.17 Stuart A. Mencher Employment Agreement, dated July 12, 1994, as amended
     *10.18 Alf T. Hansen Employment Agreement, dated July 12, 1994, as amended
     *10.19 Agreement among Teleport Communications Group Inc. and Comcast Corporation, dated April 18, 1996
     *10.20 First Amendment to the Teleport Communications Group Inc. 1993 Stock Option Plan
     *10.21 Second Amendment to the Teleport Communications Group Inc. 1993 Stock Option Plan
     *10.22 First Amendment to the Teleport Communications Group Inc. 1996 Equity Incentive Plan
    **10.23    Teleport Communications Group Inc. 1997 Employee Stock Purchase
               Plan
    ***10.24   Teleport Communications Group Inc. Restricted Stock and Bonus
               Plan
       11.00   Computation of Loss Per Common Share
       27.00   Financial Data Schedule

*Incorporated by reference to the corresponding exhibit of TCG's Registration Statements on Form S-1 (File Nos. 333-3850 and 333-3984).
**Incorporated by reference to the corresponding exhibit of TCG's Registration Statement on Form S-8 (File No. 333-30571).
***Incorporated by reference to the corresponding exhibit of TCG's Registration Statement on Form S-8 (File No. 333-30569).
****Incorporated by reference to the corresponding exhibit of TCG's Registration Statement on Form S-3 (File No. 333-37597).
*****Incorporated by reference from TCG's Periodic Report on Form 8-K, dated November 26, 1997.
******Incorporated by reference from TCG's Periodic Report on Form 8-K, dated January 8, 1998.

         B.  Reports on Form 8-K:

         The following reports on Form 8-K were filed during the quarter ended March 31, 1998.

         An Item 5 report on Form 8-K, dated January 8, 1998, was filed to announce that the Company had entered into an Agreement and Plan of Merger with AT&T Corp.

         An Item 7 report on Form 8-K/A, dated February 9, 1998, was filed to amend the previously filed Item 2 report on Form 8-K, dated November 26, 1997 to include ACC Corp. audited financial statements and the unaudited pro forma financial statements reflecting the acquisition of ACC Corp.

         An Item 5 report on Form 8-K, dated February 24, 1998, was filed to report the Company's financial results for the fiscal quarter ended December 31, 1997.

         An Item 5 report on Form 8-K, dated April 28, 1998, was filed to report the Company's financial results for the fiscal quarter ended March 31, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.


                                        TELEPORT COMMUNICATIONS GROUP INC.

Dated:   May 14, 1998
                                            By: /s/ John A. Scarpati
                                                ------------------------

                                          Name: John A. Scarpati
                                         Title: Senior Vice President
                                                and Chief Financial Officer





Dated:   May 14, 1998                       By: /s/ Maria Terranova-Evans
                                                --------------------------

                                          Name: Maria Terranova-Evans
                                         Title: Vice President and Controller
                                                (Principal Accounting Officer)