Form 10-Q
period 1998-06-30
TELEPORT COMMUNICATIONS GROUP INC
filed 1998-08-12
CIK 1012099

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

OR
                  TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ________________________________________________

Commission file number                     0-20913
                       --------------------------------------------------------

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


          437 RIDGE ROAD, EXECUTIVE BUILDING 3, DAYTON, NEW JERSEY 08810
-------------------------------------------------------------------------------
                  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

Yes            X             No____________
     --------------------

Number of outstanding shares of Registrant's Common Stock as of July 23, 1998:
79,101,267 shares of Class A Common Stock and 113,489,040 shares of Class B Common Stock.

                        PART I - FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS
              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                    JUNE 30,         DECEMBER 31,
                                                                                                      1998             1997
                                                                                                      ----             ----
                                                                                                   (UNAUDITED)
                                                 ASSETS
Current assets:
    Cash and cash equivalents                                                                      $   90,131         $  173,331
                                                                                                   ----------         ----------
    Marketable securities                                                                             122,938            306,828
                                                                                                   ----------         ----------
    Accounts receivable:
       Trade-net of allowance for doubtful accounts ($17,141 in 1998 and $11,684 in 1997)             213,961             85,081
       Related parties                                                                                  6,196              6,351
       Miscellaneous-net of allowance for doubtful accounts ($2,059 in 1998 and $297 in 1997)          12,004              6,639
                                                                                                   ----------         ----------
             Accounts receivable-net                                                                  232,161             98,071
                                                                                                   ----------         ----------
    Prepaid expenses                                                                                   20,163             13,988
                                                                                                   ----------         ----------
    Other current assets                                                                               11,351              7,943
                                                                                                   ----------         ----------
          Total current assets                                                                        476,744            600,161
                                                                                                   ----------         ----------
Fixed assets-at cost:
    Communications network                                                                          2,197,046          1,722,093
    Other                                                                                             213,130            150,990
                                                                                                   ----------         ----------
                                                                                                    2,410,176          1,873,083
     Less accumulated depreciation and amortization                                                  (478,113)          (379,987)
                                                                                                   ----------         ----------
              Fixed assets-net                                                                      1,932,063          1,493,096
                                                                                                   ----------         ----------
Investments in and advances to unconsolidated affiliates                                               13,090              8,822
                                                                                                   ----------         ----------
Goodwill and other intangible assets - net of accumulated amortization                                984,138            237,806
                                                                                                   ----------         ----------
Licenses-net of accumulated amortization                                                               39,141             39,503
                                                                                                   ----------         ----------
Other assets                                                                                           87,694             76,913
                                                                                                   ----------         ----------
          Total assets                                                                             $3,532,870         $2,456,301
                                                                                                   ==========         ==========
                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued liabilities ($3,791 in 1998 and $4,019 in 1997 with related
       parties)                                                                                    $  476,844         $  282,231
     Current portion of capital lease obligations ($25,056 in 1998 and $28,172 in 1997
       with related parties)                                                                           32,674             33,724
     Short-term bank debt                                                                              53,175             52,575
     Other current liabilities                                                                          9,943              6,742
                                                                                                   ----------         ----------
          Total current liabilities                                                                   572,636            375,272
Capital lease obligations ($6,302 in 1998 and $13,388 in 1997 with related
 parties)                                                                                              13,152             19,095
Long-term bank debt                                                                                    88,805                  -
Senior Notes                                                                                          300,000            300,000
Senior Discount Notes                                                                                 775,868            734,984
Unamortized notes costs                                                                               (21,708)           (23,059)
Other liabilities                                                                                      27,480             18,393
                                                                                                   ----------         ----------
          Total liabilities                                                                         1,756,233          1,424,685
                                                                                                   ----------         ----------
Stockholders' equity:
      Common Stock, Class A $.01 par value: 450,000,000 shares authorized, 78,989,472 shares issued and outstanding at June 30, 1998; and  61,273,746 shares issued
        and outstanding at December 31, 1997                                                              790                613
      Common Stock, Class B $.01  par value: 300,000,000 shares authorized,
      121,464,778 shares issued and outstanding at June 30, 1998 and December 31, 1997                  1,215              1,215
      Additional paid-in capital                                                                    2,516,358          1,654,328
      Unrealized gain on marketable securities                                                             58                164
      Cumulative translation adjustment                                                                   980                  -
      Accumulated deficit                                                                            (621,739)          (503,679)
                                                                                                   ----------         ----------
                                                                                                    1,897,662          1,152,641
Less cost of Class B Common Stock held in treasury, 7,975,738
 shares at June 30, 1998 and December 31, 1997                                                       (121,025)          (121,025)
                                                                                                   ----------         ----------
          Total stockholders' equity                                                                1,776,637          1,031,616
                                                                                                   ----------         ----------
Total liabilities and stockholders' equity                                                         $3,532,870         $2,456,301
                                                                                                   ==========         ==========

  The accompanying notes are an integral part of these financial statements.

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                  THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                                        June 30,                                June 30,
                                                                1998              1997                 1998                1997
                                                            -------------     --------------      --------------      --------------
Revenues:
     Telecommunications services ($2,620 and
       $2,556 for the three months ended June 30,
       1998 and 1997, and $5,142 and $4,498 for
       the six months ended June 30, 1998 and
       1997, respectively, with related parties)            $    295,303      $    115,664        $    455,380        $    212,508

Expenses:
     Operating                                                   170,250            67,627             261,014             124,964
     Selling, general and administrative                          86,160            39,363             133,300              72,734
     Merger related                                                  945                 -              10,275                   -
     Depreciation and amortization                                66,289            37,255             115,391              67,011
                                                            ------------      ------------        ------------        ------------
          Total expenses                                         323,644           144,245             519,980             264,709
                                                            ------------      ------------        ------------        ------------
Operating loss                                                   (28,341)          (28,581)            (64,600)            (52,201)
                                                            ------------      ------------        ------------        ------------

Interest:
     Interest and other income                                     5,124             6,751              11,065              18,041
     Interest expense ($476 and $1,700 for the
       three months ended June 30, 1998 and
       1997, and $1,226 and $3,174 for the six
       months ended June 30, 1998 and 1997,
       respectively, with related parties)                       (32,365)          (28,743)            (63,889)            (58,251)
                                                            ------------      ------------        ------------        ------------

          Total interest                                         (27,241)          (21,992)            (52,824)            (40,210)
                                                            ------------      ------------        ------------        ------------

Loss before equity in losses of unconsolidated
 affiliates and income tax provision                             (55,582)          (50,573)           (117,424)            (92,411)
Equity in losses of unconsolidated affiliates                          -             ( 243)                  -              (2,833)
                                                            ------------      ------------        ------------        ------------
Loss before income tax provision                                 (55,582)          (50,816)           (117,424)            (95,244)
Income tax provision                                                (284)             (516)               (636)             (1,116)
                                                            ------------      ------------        ------------        ------------

Net loss                                                    $    (55,866)     $    (51,332)       $   (118,060)       $    (96,360)
                                                            ============      ============        ============        ============

Loss per share                                              $       (.29)     $       (.31)       $       (.64)       $       (.59)
                                                            ============      ============        ============        ============

Weighted average number of shares outstanding                191,901,624       164,860,699         183,438,640         163,271,950
                                                            ============      ============        ============        ============


  The accompanying notes are an integral part of these financial statements.

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                    UNREALIZED
                                   Class A   CLASS B   ADDITIONAL   CUMULATIVE    GAIN(LOSS) ON                           TOTAL
                                   Common    COMMON    PAID-IN      TRANSLATION     MARKETABLE   ACCUMULATED  TREASURY STOCKHOLDERS'
                                   Stock     STOCK     CAPITAL      ADJUSTMENT      SECURITIES     DEFICIT      STOCK    EQUITY
                                   -----     -----     -------      ----------      ----------     -------      -----    ------
Balance at January 1, 1998         $613     $1,215  $1,654,328       $       -    $    164       $ (503,679) $(121,025)  $1,031,616

Unrealized loss on marketable
securities                            -          -           -               -        (106)               -          -         (106)



Cumulative Translation
Adjustment                            -          -           -             980           -                -          -          980

Issuance of 16,271,141 shares
of Class A Common Stock to
acquire ACC Corp.                   163          -     821,519               -           -                -          -      821,682


Issuance of  1,444,585 shares
of Class A Common Stock upon
exercise of options and
employee stock grants                14          -      40,511               -           -                -          -       40,525




Net loss                              -          -           -               -           -         (118,060)         -     (118,060)

                                   -----    ------  ----------          ------       ------       ---------  ---------   ----------
Balance at June 30, 1998           $790     $1,215  $2,516,358            $980       $  58        $(621,739) $(121,025)  $1,776,637
                                   =====    ======  ==========          ======       ======       =========  =========   ==========

  The accompanying notes are an integral part of these financial statements.

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                                   SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                             1998                     1997
                                                                     ------------------       -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                 $(118,060)              $ (96,360)
 Adjustments to reconcile net loss to net cash
  provided by (used for) operating activities, net of effects of acquisitions:
    Depreciation and amortization                                           115,391                  67,011
    Amortization of notes costs                                               1,351                   1,351
    Equity in losses of unconsolidated affiliates                                 -                   2,833
    Amortization of deferred credits                                        (12,556)                 (3,607)
    Provision for losses on accounts receivable                               5,199                   3,018
    Accretion of discount on Senior Discount Notes                           40,884                  36,688
    Accretion of TCI note                                                         -                   1,022
    Unrealized foreign exchange loss                                            721                       -
 (Increase) in operating assets and increase
    (decrease) in operating liabilities:
    Accounts receivable                                                     (26,229)                (25,633)
    Other assets                                                               (438)                (12,659)
    Accounts payable and accrued liabilities                                 93,974                  (4,137)
    Deferred credits                                                         18,823                   8,877
                                                                     --------------           -------------

        Net cash provided by (used for) operating activities                119,060                 (21,596)
                                                                     --------------           -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                     (381,827)               (211,146)
  Investments in and advances to unconsolidated affiliates                   (4,256)                 (5,116)
  Proceeds from sales and maturities of marketable securities, net of
     purchases                                                              184,046                  79,196
  Cash paid for acquisitions, net of cash acquired                           (9,448)                 (6,258)
                                                                     --------------           -------------

       Net cash used for investing activities                              (211,485)               (143,324)
                                                                     --------------           -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on capital leases                                      (23,197)                (10,273)
  Proceeds from the exercise of employee stock options                       33,870                   5,403
  Repayments of long-term debt                                               (3,348)                      -
  Proceeds from issuance of long-term debt                                    1,900                       -
                                                                     --------------           -------------

      Net cash provided by (used for) financing activities                    9,225                  (4,870)
                                                                     --------------           -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (83,200)               (169,790)

CASH AND CASH EQUIVALENTS, JANUARY 1                                        173,331                 277,540
                                                                     --------------           -------------

CASH AND CASH EQUIVALENTS, JUNE 30                                        $  90,131               $ 107,750
                                                                     ==============           =============

The accompanying notes are an integral part of these financial statements.

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                              1998                           1997
                                                                      -------------------             -------------------
SUPPLEMENTAL SCHEDULE OF CASH PAID FOR INTEREST AND NON-CASH
INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for interest                                       $   20,399                      $   19,318
                                                                               ==========                      ==========
Compensation paid in stock                                                     $   12,404                      $        -
                                                                               ==========                      ==========
Fixed assets acquired under capital leases                                     $   11,430                      $    6,725
                                                                               ==========                      ==========
In February 1997, TCG purchased all of the assets and liabilities of
   CERFnet Services, Inc. for TCG's Class A Common Stock:

Fair value of 2,100,000 Class A Common Stock                                   $        -                      $   47,407

Fair value of net assets acquired                                                       -                          (2,980)
                                                                               ----------                      ----------
Goodwill recorded from non-cash transactions                                   $        -                      $   44,427
                                                                               ==========                      ==========

In March 1997, TCG purchased all of the assets and liabilities of Eastern TeleLogic Corporation for TCG's Class A Common Stock:

Fair value of 2,757,083 Class A Common Stock                                   $        -                      $   46,078

Fair value of net liabilities acquired                                                  -                         121,232
                                                                               ----------                      ----------
Goodwill recorded from non-cash transactions                                            -                      $  167,310
                                                                               ==========                      ==========

In April 1998, TCG purchased all of the assets and liabilities of ACC for TCG's Class A Common Stock:

Fair value of 16,271,141 Class A Common Stock                                  $ 821,682                       $        -

Fair value of net assets acquired                                                (73,044)                               -
                                                                               ----------                      ----------
Goodwill recorded from non-cash transactions                                   $ 748,638                       $        -
                                                                               ==========                      ==========

   The accompanying notes are an integral part of these financial statements.

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                  (UNAUDITED)

1.   HISTORY AND ACQUISITION BY AT&T

     Teleport Communications Group Inc. ("TCG" or the "Company") was the first and largest competitive local exchange carrier ("CLEC") in the United States. TCG, incorporated in March 1983, and TCG Partners, formed in December 1992, were each owned by Cox Communications, Inc. ("Cox"), Tele-Communications, Inc. ("TCI"), Comcast Corporation ("Comcast"), and Continental Cablevision, Inc. ("Continental") until June 26, 1996.

     In connection with the public offerings of Class A Common Stock, Senior Notes and Senior Discount Notes on July 2, 1996, TCG and Cox, TCI, Comcast and Continental entered into a reorganization agreement dated as of April 18, 1996 (the "TCG Reorganization Agreement"), pursuant to which TCG Partners and certain of the Company's unconsolidated affiliates became wholly-owned subsidiaries of TCG and TCG acquired the minority interests of the owners of the remaining unconsolidated affiliates. In November 1997, Continental sold its remaining ownership interest.

     As of June 30, 1998, TCI, Cox and Comcast (the "Cable Stockholders") owned 42.98%, 34.44% and 22.58%, respectively, of the Company's Class B Common Stock, representing 40.27%, 32.20% and 21.11%, respectively, of the combined voting power of the Company's combined Class A and Class B Common Stock (the "Common Stock"). As of June 30, 1998, TCG's Common Stock was owned 25.87%, 20.31%, 13.31% and 40.51% by TCI, Cox, Comcast and public shareholders, respectively.

     The accompanying financial statements have been prepared on the accrual basis of accounting. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 1998, and the Company's results of operations and cash flows for the six months then ended. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results expected for the full year.

     TCG filed a registration statement for a public offering (the "1997 Equity Offering") of 17,250,000 shares of Class A Common Stock on October 10, 1997, and the 1997 Equity Offering was consummated on November 13, 1997. Of the 17,250,000 shares, 7,304,408 shares were offered by the Company and 9,945,592 shares were offered by Continental. The Company did not receive any proceeds from the sale of shares by Continental. The net proceeds to the Company from its sale of shares pursuant to the 1997 Equity Offering were approximately $317.4 million, after deducting the underwriting discount and expenses of approximately $11.3 million. As a result of the consummation of the 1997
Equity Offering, Continental ceased to hold any shares of TCG Common Stock.

     On July 23, 1998, TCG consummated an Agreement and Plan of Merger with AT&T Corp., a New York corporation ("AT&T"), and TA Merger Corp., a Delaware corporation and a wholly-owned subsidiary of AT&T ("AT&T Merger Sub"), pursuant to which AT&T Merger Sub merged with and into TCG, with TCG surviving as a wholly-owned subsidiary of AT&T (the "AT&T Merger"). TCG's Class A Common Stock has been de-listed from the NASDAQ stock exchange.

     In the AT&T Merger, each share of TCG Class A Common Stock (including shares issued to former ACC stockholders in the ACC Merger (as defined in Note
3)), and each share of Class B Common Stock of TCG, par value $0.01 per share (the "TCG Class B Common Stock," and together with the TCG Class A Common Stock, the "TCG Common Stock") was converted into 0.943 of a share of AT&T Common Stock. For further information about the AT&T Merger see AT&T Corp.'s Registration Statement on Form S-4 (File No. 333-49419).

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                    FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                  (UNAUDITED)

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

     Foreign Currency Translation

     Assets and liabilities of foreign subsidiaries of the Company, namely ACC Canada, ACC UK and ACC Germany, operating in Canada, the United Kingdom and Germany, respectively, are translated into US dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the exchange rate at the date of the transaction. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into US dollars are included as part of the cumulative translation adjustment component of stockholders' equity, while gains and losses resulting from foreign currency transactions are included in net loss.

     Comprehensive Income

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130 "Reporting Comprehensive Income". This statement is effective for financial statements issued for periods beginning after December 15, 1997. Management has evaluated the effect on its financial reporting from the adoption of this statement and has found the majority of required disclosures not to be applicable. The amounts for the six months ended June 30, 1998 and 1997, which consists of unrealized gain or loss on marketable securities and for the six months ended June 30, 1998 foreign currency translation adjustments, were not material, therefore no further disclosure is required.

3.   ACQUISITIONS

     ACC Corp.

     On April 22, 1998, TCG consummated an Agreement and Plan of Merger by and among TCG, TCG Merger Co., Inc., a Delaware corporation and a wholly-owned subsidiary of TCG ("MergerCo"), and ACC Corp., a Delaware corporation ("ACC"), pursuant to which MergerCo merged with and into ACC (the "ACC Merger"), with ACC becoming a wholly-owned subsidiary of TCG. In the ACC Merger, the ACC stockholders received 0.90909 of a share of TCG Class A Common Stock for each ACC share. The total aggregate value of TCG Stock received by the ACC stockholders was approximately $1.1 billion.

     It is management's intention to more fully evaluate the acquired assets and liabilities, and as a result, the allocation of the acquisition costs among the tangible and intangible assets acquired with ACC Corp. may change.

     Kansas City Fiber Network, L.P.

     On July 6, 1998, TCG completed the purchase of substantially all of the assets used in connection with fiber optic communications of Kansas City Fiber Network, L.P. ("KCFN"), a Competitive Local Exchange Carrier ("CLEC"), located in the Kansas City Missouri/Overland Park, Kansas metropolitan area, a majority of the equity of which was owned by TCI. The purchase price was approximately $55 million in cash and TCG assumed certain obligations of the seller.

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                    FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                  (UNAUDITED)

     It is management's intention to more fully evaluate the acquired assets and liabilities, and as a result, the allocation of the acquisition costs among the tangible and intangible assets acquired with KCFN may change.

 Pro Forma Financial Information

     Unaudited pro forma financial information for the six months ended June 30, 1998 and 1997 as if the acquisitions of Eastern TeleLogic Corp. ("ETC"), CERFnet Services Inc. ("CERFnet") and BizTel, Inc. ("BizTel") had occurred on January 1, 1997, and the acquisitions of ACC and KCFN had occurred at the beginning of each of the respective periods is as follows (in thousands, except share amounts):

                                                                                         1998                 1997
                                                                                         ----                 ----
     Revenue....................................................................     $    568,330       $    394,867
     Net loss...................................................................         (120,371)           (98,305)
     Loss per share.............................................................     $      (0.63)      $      (0.54)
     Weighted average number of shares outstanding..............................      191,529,263        182,785,991

     Pro forma adjustments for the six months ended June 30, 1998, include the amortization of the intangible assets relating to the aforementioned acquisitions. Pro forma adjustments for the six months ended June 30, 1997 include the reversal of TCG's equity in the losses of ETC and BizTel as well as amortization of the intangible assets relating to the aforementioned acquisitions. It is TCG's intention to more fully evaluate the acquired assets and liabilities of ACC and KCFN, and as a result, the allocation of the acquisition costs among the tangible and intangible assets acquired with ACC and KCFN may change. The pro forma financial information presented above is not necessarily indicative of the operating results which would have been achieved had the transactions occurred at the beginning of the periods presented or of the results to be achieved in the future.

4.  DERIVATIVE FINANCIAL INSTRUMENTS

     The Company uses derivative financial instruments to reduce its exposure to market risks from changes in foreign exchange rates and interest rates. The Company does not hold or issue financial instruments for speculative purposes. The derivative instruments used are currency forward contracts and interest rate swap agreements. These derivatives are non-leveraged and involve little complexity.

     The Company enters into contracts to buy and sell foreign currencies in the future in order to protect the U.S. dollar value of certain currency positions and future foreign currency transactions. The fair value method is used to account for these instruments. Under the fair value method, changes in fair value are recognized in the consolidated balance sheet as a component of other accrued expenses, and in the consolidated income statement as foreign currency gain or loss. For reporting purposes, the contractual assets or liabilities of the foreign currency agreements are offset because the agreements provide for a right of offset. Any premiums or discounts related to foreign currency contracts are amortized over the life of the contracts. The Company enters into cross-currency rate swaps to hedge intercompany debt from certain subsidiaries. Under these agreements, the Company typically pays a fixed rate of interest on a foreign dollar note, and receives a variable rate of interest on a U.S. dollar receivable. The fair value method is used to account for these instruments. Under the fair value method, the amounts receivable and payable are carried at their fair value on the consolidated balance sheet as a component of other receivables. Changes in the fair value are recognized in the consolidated income statement as foreign currency gain or loss. Interest due under the fixed contracts and interest receivable under the variable contracts are recognized in the consolidated income statement as a component of net interest expense.

5.  SUBSEQUENT EVENT

     On August 4, 1998, TCG offered to purchase any and all of its outstanding 9.875% Senior Notes due July 1, 2006 and 11.125% Senior Discount Notes due July 1, 2007 ("The Notes"). The tender offer will expire on August 10, 1998, unless extended. The price to be paid for the Notes will result from a yield to the earliest call of July 1, 2001, equal to a fixed spread of 12.5 basis points over the yield of the 5.625% U.S. Treasury Note due May 15, 2001, at the time a holder agrees to tender its Notes.

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

     TCG consolidated ACC's financial results as of April 1, 1998. These results are included for the three months ended June 30, 1998.

 Revenue

     Total revenues increased to $295.3 million and $455.4 million for the three months and six months ended June 30, 1998 from $115.7 million and $212.5 million for the comparable period in 1997, representing increases of $179.6 million and $242.9 million, or 155% and 114%, respectively. Total revenue contributed by ACC for both the three months and six months ended June 30, 1998 is $111.6 million. Excluding ACC, total revenue would have increased to $183.7 million and $343.8 million for the three months and six months ended June 30, 1998, representing increases of $68.0 million and $131.3 million, or 59% and 62%, respectively. The increases in revenue occurred in every revenue category, most significantly switched services. These increases in revenues were also a result of increased market penetration, primarily in TCG's existing markets, as well as expansion into new markets.

     Annualized monthly recurring revenue increased to approximately $1.2 billion for the month of June 30, 1998, from $444.8 million for the comparable period in 1997, an increase of $755.2 million, or 170%. Monthly recurring revenue represents monthly service charges billable to telecommunications services customers for the month indicated, but excludes non-recurring revenues for certain one-time services, such as installation fees or equipment charges.

     Switched services revenue increased 304% and 206% for the three months and six months ended June 30, 1998 from switched services revenue for the comparable period in 1997. Excluding ACC, switched services revenue would have increased 83% and 85% for the three months and six months ended June 30, 1998, respectively. Increased monthly dedicated services revenue, as well as sales growth in switched services products to new customers, also contributed to overall revenue growth. Dedicated services revenue increased 38% and 40% for the three months and six months ended June 30, 1998, respectively, from dedicated services revenue for the comparable periods in 1997.

Operating Expenses

     Operating expenses increased to $170.3 million and $261.0 million for the three months and six months ended June 30, 1998, from $67.6 million and $125.0 million for the three months and six months ended June 30, 1997, increases of $102.7 million and $136.0 million, or 152% and 109%, respectively. Operating expenses were approximately 58% and 57% of revenue for the three months and six months ended June 30, 1998, and 58% and 59% of revenue for the three months and six months ended June 30, 1997. ACC's operating expenses were $73.5 million for both the three months and six months ended June 30, 1998. Excluding ACC, operating expenses would have increased to $96.8 million and $187.5 million for the three months and six months ended June 30, 1998, increases of $29.2 million and $62.5 million, or 43% and 50%, respectively. The year-over-year increase is directly related to the costs associated with the expansion of TCG's networks. These expenses include costs specifically associated with network operations, including compensation costs for technical personnel, access, rights-of-way, node, rent and maintenance expenses. Offsetting these expense increases were reductions in expenses due to renegotiation of interconnection agreements with incumbent local exchange carriers.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased to $86.2 million and $133.3 million for the three months and six months ended June 30, 1998, from $39.4 million and $72.7 million for the three months and six months ended June 30, 1997, increases of $46.8 million and $60.6 million, or 119% and 83%, respectively. Selling, general and administrative expenses were approximately 29% of revenue for both the three months and six months ended June 30, 1998 and 34% of revenue for both the three months and six months ended June 30, 1997. ACC's selling, general and administrative expenses were $31.1 million for both the three months and six months ended June

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

30, 1998. Excluding ACC, selling, general and administrative expenses increased to $55.1 million and $102.2 million for the three months and six months ended June 30, 1998, increases of $15.7 million and $29.5 million, or 40% and 41%, respectively. The year-over-year increase is attributable to the costs required to maintain an infrastructure which supports the continued expansion of the Company's networks and the introduction of new services. These costs include compensation, occupancy, insurance, professional fees, and sales and marketing expenses.

Merger Related Expenses

     The Company has recorded non-recurring merger costs of approximately $0.9 million and $10.3 million for the three months and six months ended June 30, 1998, respectively, which include professional fees and other expenses related to the AT&T Merger.

EBITDA Before Merger Related Expenses

     EBITDA (earnings before interest, income tax provision, depreciation, amortization and equity in losses of unconsolidated affiliates) before merger related expenses is defined as EBITDA excluding the one-time merger costs related to by the AT&T Merger. EBITDA before merger related expenses increased to $38.9 million and $61.1 million for the three months and six months ended June 30, 1998, from EBITDA of $8.7 million and $14.8 million for the three months and six months ended June 30, 1997, or increases of $30.2 million and $46.3 million, respectively. ACC's EBITDA was $6.9 million for both the three months and six months ended June 30, 1998. Excluding ACC, EBITDA before merger related expenses increased to $32.0 million and $54.2 million for the three months and six months ended June 30, 1998, or increases of $23.3 million and $39.4 million, respectively. Increases in EBITDA in both existing and expansion cities are prompted by the leveraging of TCG's network, the growth of switch revenues, and the controlling of operating and selling, general and administrative expenses.

EBITDA

     EBITDA increased to $38.0 million and $50.8 million for the three months and six months ended June 30, 1998, from $8.7 million and $14.8 million for the three months and six months ended June 30, 1997, increases of $29.3 million and $36.0 million, respectively. ACC's EBITDA was $6.9 million for both the three months and six months ended June 30, 1998. Excluding ACC, EBITDA increased to $31.1 million and $43.9 million for the three months and six months ended June 30, 1998, an increase of $22.4 million and $29.1 million, respectively. Increases in EBITDA in both existing and expansion cities are prompted by the leveraging of TCG's network, the growth of switch revenues, and the controlling of operating and selling, general and administrative expenses.

Depreciation and Amortization Expense

     Depreciation and amortization expense increased to $66.3 million and $115.4 million for the three months and six months ended June 30, 1998, from $37.3 million and $67.0 million for the three months and six months ended June 30, 1997, increases of $29.0 million and $48.4 million, or 78% and 72%, respectively. ACC's depreciation and amortization expense was $11.6 million for both the three months and six months ended June 30, 1998. Excluding ACC, depreciation and amortization expense increased to $54.7 million and $103.8 million for the three months and six months ended June 30,1998, increases of $17.4 million and $36.8 million, or 47% and 55%, respectively. The increases are primarily attributable to increased depreciation related to the expansion of the Company's local telecommunications networks throughout the United States and increased amortization of goodwill, FCC licenses and other intangibles related to various 1997 and 1998 acquisitions.

Interest Income

     Interest income decreased to $5.1 million and $11.1 million for the three months and six months ended June 30, 1998, from $6.8 million and $18.0 million for the three months and six months ended June 30, 1997, or decreases of $1.7 million and $6.9 million, respectively. ACC's interest income was $0.1 million for both the three months and six months ended June 30, 1998. Excluding ACC, interest income decreased to $5.0 million and $11.0 million for the three months and six months ended June 30, 1998, or decreases of $1.8 million and $7.0 million,

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

respectively. The decreases are attributable to decreases in the average outstanding balances of cash and cash equivalents and marketable securities.

Interest Expense

     Interest expense increased to $32.4 million and $63.9 million for the three months and six months ended June 30, 1998, from $28.7 million and $58.3 million for the three months and six months ended June 30, 1997, or increases of $3.7 million and $5.6 million, respectively. ACC's interest expense was $1.5 million for both the three months and six months ended June 30, 1998. Excluding ACC, interest expense increased to $30.9 million and $62.4 million for the three months and six months ended June 30, 1998, an increase of $2.2 million and $4.1 million, or 8% and 7%, respectively. The increase primarily resulted from the interest expense on the bank debt which TCG assumed in the acquisitions of ETC and ACC.

Equity in Losses of Unconsolidated Affiliates

     TCG no longer recorded equity in losses of unconsolidated affiliates due to the consolidation of ETC and BizTel. Equity in losses of unconsolidated affiliates for the three months and six months ended June 30, 1997 was $0.2 million and $2.8 million, respectively.

Net Loss

     The Company's results for the three months and six months ended June 30, 1998 reflected net losses of $55.9 million and $118.1 million, compared to net losses of $51.3 million and $96.4 million for the three months and six months ended June 30, 1997, or increases of $4.6 million and $21.7 million, respectively. These increases in net loss are attributable to the factors discussed above. ACC's net loss was $6.2 million for both the three months and six months ended June 30, 1998. Excluding ACC, the Company's net loss decreased to $49.7 million for the three months ended June 30, 1998 and increased to $111.9 million for the six months ended June 30, 1998, representing a decrease in net loss of $1.6 million for the three months ended June 30, 1998 and an increase in net loss of $15.5 million for the six months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     TCG had total assets of approximately $3.5 billion and $2.5 billion as of June 30, 1998 and December 31, 1997, respectively. At June 30, 1998 the Company had current assets of approximately $476.7 million and current liabilities of $572.6 million, providing negative working capital of approximately $95.9 million. ACC contributed $88.2 million of current assets and $98.3 million of current liabilities. As a wholly-owned subsidiary of AT&T, the Company's liquidity and capital resource requirements will be provided by AT&T. Network and equipment, net of depreciation, as of June 30, 1998, aggregated approximately $1.9 billion.

     To finance TCG's capital expenditures, acquisitions, investments, working capital and for other general corporate purposes, TCG's wholly-owned subsidiary, TCG New York, Inc. (TCGNY), maintained a $400 million Revolving Credit Agreement. On July 30, 1998, TCGNY's loan facility was terminated.

     On May 28, 1998 TCG announced its election to commence the accrual and payment of cash interest on TCG's 11.125% Senior Discount Notes due July 1, 2007. The accrual of interest payments began July 1, 1998 and cash interest will be paid semi-annually beginning January 1, 1999. In addition, on July 1, 1998 the principal amount of the Notes will be reduced to the accreted value of $723 per $1,000 face amount of the securities. This election is in accordance with the terms of the Notes and will not effect the original yield of the Notes. As of July 1, 1998, investors will begin earning cash interest at the original yield rather than continue accreting principal.

     On August 4, 1998, TCG offered to purchase any and all of its outstanding 9.875% Senior Notes due July 1, 2006 and 11.125% Senior Discount Notes due July 1, 2007 ("The Notes"). The tender offer will expire on August 10, 1998, unless extended. The price to be paid for the Notes will result from a yield to the earliest call of July 1, 2001, equal to a fixed spread of 12.5 basis points over the yield of the 5.625% U.S. Treasury Note due May 15, 2001, at the time a holder agrees to tender its Notes.

              TELEPORT COMMUNICATIONS GROUP INC. AND SUBSIDIARIES
                ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


     Net cash provided by (used for) financing activities for the six months ended June 30, 1998 and June 30, 1997, was $9.2 million and $(4.9) million, respectively, comprised primarily of principal payments on capital leases and proceeds from the exercise of employee stock options for both periods. Net cash provided by (used for) operating activities was $119.1 million and $(21.6) million for the six months ended June 30, 1998 and 1997, respectively. Net cash used for investing activities was $211.5 million and $143.3 million for the six months ended June 30, 1998 and 1997, respectively. As of June 30, 1998, cash and cash equivalents were $90.1 million and marketable securities were $122.9 million.

     TCG made capital expenditures (excluding acquisitions) of $393.3 million and $217.6 million for the six months ended June 30, 1998 and 1997, respectively. The Company anticipates that capital expenditures (excluding acquisitions) will be in excess of $1.1 billion in the aggregate in 1998, primarily for the expansion, development and construction of its networks, the acquisition and deployment of switches and the expansion of operating support systems.

     Earnings before fixed charges were insufficient to cover fixed charges for the six months ended June 30, 1998 and 1997, by $117.4 million and $95.2 million, respectively.

THE YEAR 2000

     The Year 2000 problem arose from the fact that due to early limitations on memory and disk storage, many computer programs indicated the year by only two digits, rather than four. This limitation can cause programs (both system and application) that perform arithmetic operations, comparisons, or sorting of data fields to yield incorrect results when working outside the year range of 1900-1999. TCG began its investigation into Year 2000 compliance in the fourth quarter of 1996 and has finished this investigation in 1997. The investigation covered all network equipment used to provide services to TCG customers, network operations support systems used to support the operations of its networks, and all administrative support systems. TCG expects to complete the remediation of all effected systems in 1998. In 1999 it is anticipated that integration testing will be complete. TCG is working closely with its vendors to effectuate their Year 2000 correction plans on a timely basis. There can be no assurance that such procedures will be successfully implemented within the required time frames or that additional procedures will not be necessary. A failure of TCG's or of its significant vendors' computer systems could have a material adverse effect on TCG's business and financial position and results of operations. The cost to TCG of the procedures to correct the Year 2000 problem is currently estimated at $5.0 million. As a consequence of the AT&T Merger, many functions now performed by TCG systems may be migrated to systems provided by AT&T, and the analysis and investigation described above do not include such AT&T systems.

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, the Company uses various financial instruments, including derivative financial instruments, for purposes other than trading. These instruments include letters of credit, guarantees of debt, interest rate swap agreements and foreign currency exchange contracts relating to U.S. dollar payables of foreign subsidiaries. The Company does not use derivative financial instruments for speculative purposes. Foreign currency exchange contracts are used to mitigate foreign currency exposure and are intended to protect the U.S. dollar value of certain currency positions and future foreign currency transactions. By their nature, all such instruments involve risk, including the risk of nonperformance by counterparties. The Company controls its exposure to counterparty credit risk through monitoring procedures and by entering into multiple contracts. Based upon the Company's knowledge of the financial position of the counterparties to its existing derivative instruments, the Company believes that it does not have any significant exposure to any individual counterparty or any major concentration of credit risk related to any such financial instruments.

                                    PART II
                             -   OTHER INFORMATION

ITEM 1:   LEGAL PROCEEDINGS

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

          Plaintiffs' counsel in the above three putative stockholder class action proceedings have agreed (i) to defer the obligation of the defendants to answer the actions and (ii) to consolidate the actions by filing an amended consolidated complaint. As of August 11, 1998, the amended consolidated complaint had not been filed. The Company believes that these proceedings, individually and in the aggregate, are without merit and that any associated costs will not have a material adverse effect on TCG's financial condition, results of operations or cash flows.

ITEM 2:   CHANGES IN SECURITIES AND USE OF PROCEEDS

          There were no reportable events during the quarter ended June 30, 1998.

ITEM 3:   DEFAULTS UPON SENIOR SECURITIES

          There were no reportable events during the quarter ended June 30, 1998.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Pursuant to the provision of the Amended and Restated Stockholders' Agreement, dated as of June 26, 1996, among the Company and the Cable Stockholders, Gary S. Howard, having been designated a nominee by TCI, was elected by unanimous vote of each of the holders of the Company's Class B Common Stock on April 1, 1998, as a Director of the Company to fill the vacancy created by resignation of Brendan R. Clouston.

     Pursuant to a Voting Agreement among the Cable Stockholders and AT&T, each Cable Stockholder executed and delivered to TCG a written consent, dated January 8, 1998, in favor of and approving the AT&T Agreement and the AT&T Merger, no further vote or meeting of TCG stockholders was necessary to approve and consummate the AT&T Merger. In connection with the AT&T Merger, all of the members of the TCG Board of Directors were removed and replaced with AT&T designees on July 23, 1998.

ITEM 5:   OTHER INFORMATION

          There were no reportable events during the quarter ended June 30, 1998.

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

          A. Exhibits:

Exhibit No.
-----------
      *2.1   Reorganization Agreement, dated as of April 18, 1996
  *****2.2   Agreement and Plan of Merger, dated as of November 26, 1997, by and among Teleport Communications Group Inc., TCG Merger Co., Inc.
             and ACC Corp.
 ******2.3   Agreement and Plan of Merger Among AT&T Corp., TA Merger Corp. and
             Teleport Communications Group Inc., dated as of January 8, 1998
      *3.1   Amended and Restated Certificate of Incorporation of TCG, as
             revised
      *3.2   Amended and Restated By-laws of TCG, as revised
      *4.1   Amended and Restated Stockholders' Agreement dated June 26, 1996
      *4.2   Indenture between TCG and United States Trust Company of New York, as Trustee, relating the 11 1/8%  Senior Discount Notes due 2007 of
             TCG
      *4.3   Indenture between TCG and United States Trust Company of New York, as Trustee, relating to 9 7/8% Senior Notes due 2006 of TCG
      *4.4   Form of Stock Certificate for Teleport Communications Group, Inc.
             Class A Common Stock
      *4.5   Form of Global Security for 11 1/8% Senior Discount Notes due 2007
             of TCG
      *4.6   Form of Global Security for 9 7/8% Senior Notes due 2006 of TCG
******9.00   Voting Agreement
     *10.1   New York Franchise Agreement, dated May 2, 1994, as amended
     *10.2   Participation Agreement, dated May 15, 1984
     *10.3   Agreement of Lease, dated May 15, 1984, as amended
     *10.4   Keepwell Agreement, dated June 7, 1984, as amended
     *10.5   Agreement of Lease with Teleport Associates, dated November 10,
             1987
     *10.6   Agreement of Sublease between Merrill Lynch/WFC/L, Inc. and TC
             Systems, Inc. dated January 30, 1990
  ****10.7   Amended and Restated Loan Agreement, dated July 28, 1997
     *10.8   Teleport Communications Group Inc. 1993 Unit Appreciation Plan
     *10.9   Teleport Communications Group Inc. 1993 Stock Option Plan, as
             amended
    *10.10   Form of Teleport Communications Group Inc. Employee Stock Purchase
             Plan
    *10.11   Deferred Compensation Plan of Teleport Communications Group Inc.
    *10.12   Make-up Plan of Teleport Communications Group Inc. for the
             Retirement Savings Plan
    *10.13   Teleport Communications Group Inc. 1996 Equity Incentive Plan
    *10.14   Robert Annunziata Employment Agreement, dated December 18, 1992, as amended
    *10.15   John A. Scarpati Employment Agreement, dated July 12, 1994, as amended
    *10.16   Robert C. Atkinson Employment Agreement, dated July 12, 1994, as amended
    *10.17   Stuart A. Mencher Employment Agreement, dated July 12, 1994, as amended
    *10.18   Alf T. Hansen Employment Agreement, dated July 12, 1994, as amended
    *10.19   Agreement among Teleport Communications Group Inc. and Comcast
             Corporation, dated April 18, 1996
    *10.20   First Amendment to the Teleport Communications Group Inc. 1993
             Stock Option Plan
    *10.21   Second Amendment to the Teleport Communications Group Inc. 1993
             Stock Option Plan
    *10.22   First Amendment to the Teleport Communications Group Inc. 1996
             Equity Incentive Plan
   **10.23   Teleport Communications Group Inc. 1997 Employee Stock Purchase
             Plan
  ***10.24   Teleport Communications Group Inc. Restricted Stock and Bonus Plan
     27.00   Financial Data Schedule

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

     B.  Reports on Form 8-K:

     The following reports on Form 8-K were filed during the quarter ended June 30, 1998:

     An Item 5 report on form 8-K, dated April 22, 1998, was filed to announce the completion of the merger with ACC Corp.

     An Item 5 report on form 8-K, dated May 28, 1998, was filed to commence the accrual of cash interest on its 11 1/8% Senior Discount Notes.

     An Item 5 report on form 8-K, dated July 7, 1998, was filed to announce the completion of the merger with Kansas City Fiber Network, L.P.

     An Item 5 report on form 8-K, dated July 23, 1998, was filed reporting the Company's financial results for the fiscal quarter ended June 30, 1998.

     An Item 5 report on form 8-K, dated August 4, 1998, was filed reporting the Company's tender offer to purchase any and all of its outstanding 9.875% Senior Notes due July 1, 2006 and 11.125% Senior Discount Notes due July 1, 2007.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.


                                         TELEPORT COMMUNICATIONS GROUP INC.

Dated:  ________, 1998
                                         By: /s/ John A. Scarpati
                                            --------------------------------

                                   Name:     John A. Scarpati
                                   Title:    Senior Vice President and
                                             Chief Financial Officer



Dated:  ________, 1998                   By: /s/ Maria Terranova-Evans
                                            --------------------------------

                                   Name:     Maria Terranova-Evans
                                   Title:    Vice President and Controller
                                             (Principal Accounting Officer)